Form 10QSB
period 1997-12-31
WIRELESS DATA SOLUTIONS INC
filed 1998-02-19
CIK 1043473

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB

 x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

         For the Quarterly Period Ended December 31, 1997

                                or

__     TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from __________to__________

                 Commission file number 000-23051
                  WIRELESS DATA SOLUTIONS, INC.
   (Name of small business issuer as specified in its charter)

     Utah                                       93-0734888
(State of Incorporation)            (I.R.S. Employer Identification No.)

                     1016 Shores Acres Drive
                     Leesburg, Florida  34784
             (Address of principal executive offices)

                          (352) 323-1295
                   (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes  X
No __

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS

                          Not applicable

               APPLICABLE ONLY TO CORPORATE ISSUERS


    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                        February 18, 1998

There were 8,888,728 shares of the Issuer's common stock at no par value, outstanding as of February 13, 1998.








                              PART I
                      FINANCIAL INFORMATION
                  WIRELESS DATA SOLUTIONS, INC.
                          Balance Sheets

                                    December 31, 1997       December 31, 1996
                                    -----------------       ------------------
                      Assets
Current Assets
  Cash and cash equivalents               42,376                     16,475
  Trade accounts receivable,
   net of $6,000 estimated
   allowance for doubtful
   accounts                              649,496                    789,480
  Inventory                              189,208                    233,446
                                   ------------------       ------------------
      Total Current Assets               881,080                  1,039,401
                                   ------------------       ------------------
Fixed Assets:
  Office fixtures and equipment           15,033                     15,033
  Leasehold Improvements                  12,894                     12,894
                                   ------------------       ------------------
        Sub-Total                         27,927                     27,927
                                   ------------------       ------------------
Less:  Accumulated Depreciation
 and Amortization                         27,927                     27,927
                                   ------------------       ------------------
        Net Fixed Assets                       0                          0
                                   ------------------       ------------------
Other Assets:
  Deferred service contract              185,800
  Due from related parties               256,442                    205,509
  Security deposits                        3,113                      3,113
                                   ------------------       ------------------
        Total Other Assets               445,355                    208,622
                                   ------------------       ------------------
TOTAL ASSETS                           1,326,435                  1,248,023
                                   ------------------       ------------------

                  Liabilities and Stockholders'(Deficit)

Current Liabilities
  Trade accounts payable                 245,386                    305,967
  Current portion of other liabilities    19,010                     23,655
  Advance from Customers                  17,969                      9,800
  Other accrued liabilities               56,943                     13,716
  Service contract payable in stock      196,400
                                   ------------------        ----------------
        Total Current Liabilities        535,708                    353,138
                                   ------------------        ----------------
Other Liabilities
   Accrued salaries, related
     payroll taxes, reimbursable
     expenses payable to officers        692,132                    692,132
Less: Current portion                          0                          0
                                   ----------------         ----------------
        Total Other Liabilities          692,132                    692,132
                                   -----------------         -----------------
TOTAL LIABILITIES                      1,227,840                  1,045,270
                                   -----------------         ----------------

Minority interests in
  consolidated subsidiaries               20,000                     20,000

STOCKHOLDERS' DEFICIENCY

  Preferred Stock, $.002 par value;
    3,000,000 shares authorized;
    no shares issued or outstanding            0                          0

  Common Stock, $.001 par value;
    25,000,000 shares authorized;
    8,019,720 shares issued and
    outstanding at 12/31/96 &
    8,164,720 at 12/31/97                  8,165                      8,020

  Common Stock options outstanding        11,250                     11,250
  Additional paid-in-capital           1,378,485                  1,321,830
  Deficit                             (1,270,532)                (1,109,574)
                                   ------------------        -----------------
        Sub-Total                        127,368                    231,526
                                   ------------------        -----------------
  Receivable from related entity
    for sale of common stock             (48,773)                   (48,773)
                                   ------------------        -----------------
        Total Stockholders' equity        78,595                    182,753
                                   ------------------        -----------------
Total Liabilities And Stockholders'
  Deficit                              1,326,435                  1,248,023
                                   ==================        =================

                See notes to financial statements.






























              Consolidated Statements of Operations
                   For the Three Month Periods
          Ended December 31, 1997 and December 31, 1996

                                         Three Months       Three Months
                                            Ended              Ended
                                         Dec. 31, 1997     Dec. 31, 1996
                                         -------------     -------------

REVENUES
     Net product sales                        411,633           623,708
     Other Income                              12,000            12,000
                                         -------------     -------------
          Total Revenues                      423,633           635,708
                                         -------------     -------------
COST OF SALES
     Products                                 246,638           274,432
                                         -------------     -------------
          Total Cost of Sales                 246,638           274,432
                                         -------------     -------------

Gross Profit                                  176,995           361,276
Operating Expenses                            217,444           286,211

          Income before Interest              (40,449)           75,065
Interest expense, net of interest income          360             2,025
                                         -------------     -------------
Income before taxes                           (40,809)           73,040
Provision for income taxes                     (3,666)                0
                                         -------------     -------------
Income Before Minority Interests              (37,143)           73,040
                                         -------------     -------------
Income from continuing operations             (37,143)           73,040

          NET EARNINGS                        (37,143)           73,040
                                         =============     =============

                See notes to financial statements.























                  WIRELESS DATA SOLUTIONS, INC.
                     Statement of Cash Flows
                   For the Three Month Periods
          Ended December 31, 1997 and December 31, 1996


                                           Three Months       Three Months
                                              Ended              Ended
                                           Dec. 31, 1997      Dec. 31, 1996
                                           -------------      -------------

Operating Activities:
Net Income                                     (37,143)          73,040
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
Prior period adjustment                                          63,010

Changes in Operating Assets
 and Liabilities:
Decrease in accounts receivable               112,090          (374,840)
Decrease in inventory                          51,527           115,996
Decrease in accounts payable                 (166,414)          123,142
Decrease in deferred service charge            10,300
Increase in other payables                        686           (32,743)
                                           -------------      --------------

     Net cash provided by operating
      activities                              (28,954)          (32,395)
                                           -------------      --------------


Financing Activities:
Increase in due from related parties          (12,000)          (94,009)
Increase in due to related parties
  and related expenses                                           50,000

     Net cash provided by financing
       activities                             (12,000)          (44,009)
                                           -------------       -------------
Net increase in cash                          (40,954)          (76,404)

Cash at beginning of period                    83,330            92,879
                                           --------------      -------------

Cash at end of period                          42,376            16,475
                                           ==============      =============

                See notes to financial statements













                  Notes to Financial Statements


Note 1 - Summary of Accounting Policies
---------------------------------------

     The summary of Wireless Data Solution's, Inc. (the "Company") significant accounting policies are incorporated by reference to the Company's Registration Statement filed on Form 10-SB, as amended, dated February 12, 1998.
     The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company's current assets totaled approximately $881,000 as of December 31, 1997 with approximately $839,000 in accounts receivable and inventory, representing a slight decrease over the same period in 1996. This slight decrease was a result of several customers pushing orders for the Company's products back to the first calendar quarter of 1998. The Company anticipates an increase in demand from such customers in the quarter commencing January 1, 1998.

     Management believes that cash flow from operations and current cash balances will be sufficient to fund operations and expenses for the near future. The Company also may use its "credit line" from Brian Watts, an affiliate of the Company, on which the Company owed, as of the end of the quarter ending December 31, 1997, approximately $256,000, for additional liquidity needs as required.

Results of Operations
----------------------

     Revenues for the quarter ended December 31, 1997 decreased approximately $212,000 from the corresponding quarter in 1996. The decrease was a result of several customers pushing orders for the Company's products back to the first calendar quarter of 1998. The Company anticipates an increase in demand from such customers in the quarter commencing January 1, 1998. As a result of the decrease in revenue, the Company had a net loss of $37,143 for the quarter ended December 31, 1997 compared to a net profit of $73,040 for the corresponding quarter in 1996.

Financial Condition
-------------------

     Cash holdings for the quarter ended December 31, 1997 increased from approximately $16,000 to approximately $42,000 over the corresponding quarter in 1996. This increase resulted from a decrease in sales of the Company's products as described above and the resulting decrease in demand for inventory purchase. Inventory similarly decreased by approximately $44,000 from the quarter ended December 31, 1997 from the corresponding quarter in 1996 as a result of the decrease in sales.

Forward-Looking Statements
---------------------------

     The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future and possible further capitalization of the Company. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to such current expectations involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond and control of the Company. Although the Company believes that the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved.

                             PART II

Item 1.  Legal Proceedings.
---------------------------

     Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

     None; not applicable.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the third quarter of the fiscal year covered by this report.

Item 5.  Other Information.
---------------------------

     The Company has no other information to report.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)     Exhibits

Exhibit
Number        Description

2.1* Agreement dated March 1, 1984, between Heartland Oil & Mineral Corporation and Gold Genie Worldwide, an Oregon partnership

2.2* Buy/Sell Agreement dated March 1, 1984, between the Company and Heartland Oil & Mineral Corporation

3.1* Articles of Incorporation of Gold Genie Worldwide, Inc., filed on March 7, 1984

3.2* Certificate of Amendment to the Articles of Incorporation of Products, Services and Technology Corporation, filed on June 13, 1988

3.3* Articles of Domestication of Products, Services and Technology Corporation, filed on June 2, 1997

3.4* Articles of Amendment to the Articles of Incorporation of Products, Services and Technology Corporation, filed on June 13, 1997


3.5* Bylaws of Products, Services and Technology Corporation dated as of June 2, 1997

10.1* Settlement Agreement and Release dated December 17, 1987, between Heartland Diversified Industries, Inc., the Company, and certain individuals

10.2* Agreement, dated April 19, 1988, by and between the Company, Heartland Diversified Industries, Inc., Distributed Networks, Inc., and certain shareholders of Distributed Networks, Inc.

10.3* Buy/Sell Agreement, dated March 27, 1996, by and between the Company and Heartland Diversified Industries, Inc.

10.4* Consulting Agreement dated April 15, 1997, among Products, Services & Technology Corporation, David Wood and Henry Hanson

11            Statement regarding computation of per share earnings

24            Power of Attorney

27            Financial Data Schedule

99*           Gold Genie Worldwide, Inc. Offering Prospectus, dated July 24,
              1985

          1   Summaries of all exhibits contained in this Registration
      Statement are modified in their entirety by reference to such exhibits.


          * Incorporated by reference herein to the Company's Form 10-SB, as amended, dated as of February 12, 1998.


     (b)     Forms 8-K filed during the last quarter.  None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 1998                         WIRELESS DATA SOLUTIONS, INC.

                                   /s/ Michael B. McLaughlin
                                   -------------------------
                                   Michael B. McLaughlin
                                   President & Chief Executive Officer


                        POWER OF ATTORNEY

     KNOW ALL PERSONS by these presents that each person whose signature to this Quarterly Report appears below hereby constitutes and appoints Paul B. Ingram and John L. Naylor, and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Quarterly Report, and any and all instruments or documents filed as part of or in connection with this Quarterly Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

     In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     February 18, 1998             /s/ Michael B. McLaughlin
                                   -------------------------
                                   Michael B. McLaughlin
                                   Michael B. McLaughlin, President and Chief
                                   Executive Officer (Principal Executive
                                   Officer) and Director.


     February 18, 1998             /s/ Patrick Makovec
                                   -------------------
                                   Patrick Makovec
                                   Patrick Makovec, Chief Financial
                                   Officer, (Principal Accounting and
                                   Financial Officer)


     February 18, 1998             /s/ Brian Blankenburg
                                   ---------------------
                                   Brian Blankenburg
                                   Brian Blankenburg, Director