Form 10QSB
period 1998-03-31
WIRELESS DATA SOLUTIONS INC
filed 1998-05-20
CIK 1043473

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB

 x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
___   SECURITIES EXCHANGE ACT OF 1934.

             For the Quarterly Period Ended March 31, 1998

                                OR

___   TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934.

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

There were 9,518,720 shares of the Issuer's common stock outstanding as of March 31, 1998.

                              PART I
                      FINANCIAL INFORMATION
                  WIRELESS DATA SOLUTIONS, INC.
                         AND SUBSIDIARIES
                   Consolidated Balance Sheets

                                              March 31, 1998    March 31, 1997
                                              --------------    --------------
                        Assets
Current Assets
  Cash and cash equivalents                   $     160,472     $     43,338
  Trade accounts receivable, net of $6,000
     estimated allowance for doubtful accounts      844,375          609,257
  Inventory                                         162,537          385,049
                                               -------------    --------------
            Total Current Assets                  1,167,384        1,037,694
                                               -------------    --------------
Fixed Assets:
   Office fixtures and equipment                     15,033           15,033
   Leasehold Improvements                            12,894           12,894
                                               -------------    --------------
            Sub-Total                                27,927           27,927
                                               -------------    --------------
Less:  Accumulated Depreciation and
 Amortization                                        27,927           27,927
                                               -------------    --------------
            Net Fixed Assets                              0                0
                                               -------------    --------------
Other Assets:
   Deferred service contract                        111,936
   Due from related parties                         252,625          217,509
   Security deposits                                  3,113            3,113
                                               -------------    --------------
            Total Other Assets                      367,674          220,622
                                               -------------    --------------
                                               -------------    --------------
TOTAL ASSETS                                      1,535,058        1,286,243
                                               -------------    --------------

            Liabilities and Stockholders' (Deficit)

Current Liabilities
   Trade accounts payable                           260,896         315,958
   Current portion of other liabilities              79,852          23,293
   Advance from Customers                                 0          22,954
   Other accrued liabilities                          7,247          24,823
   Service contract payable in stock                  7,800
                                               -------------    -------------
            Total Current Liabilities               355,795         387,027
                                               -------------    -------------
Other Liabilities
   Accrued salaries, related payroll taxes,
    reimbursable expenses payable to officers       657,633         692,132
                                               -------------    -------------
            Total Other Liabilities                 657,633         692,132
                                               -------------    --------------
                                               -------------    --------------
TOTAL LIABILITIES                                 1,013,428       1,079,159
                                               -------------    --------------

Minority interests in consolidated
  subsidiaries                                       20,000          20,000

STOCKHOLDERS' DEFICIENCY

   Preferred Stock, $.002 par value; 3,000,000
    shares authorized; no shares issued or
    outstanding                                           0               0

   Common Stock, $.001 par value; 25,000,000
     shares authorized; 8,039,720 shares issued
     and outstanding at 3/31/97 & 9,518,720 at
     3/31/98                                          9,519           8,040

   Common Stock options outstanding                  11,250          11,250

   Additional paid-in-capital                     1,735,381       1,328,610

   Deficit                                       (1,205,746)     (1,139,970)
                                               -------------    -------------
            Sub-Total                               550,404         207,930
                                               -------------    -------------
   Receivable from related entity for
    sale of common stock                            (48,773)        (48,773)
                                               -------------    -------------
            Total Stockholders' equity              501,631         159,157
                                               -------------    -------------
Total Liabilities And Stockholders' Deficit       1,535,058       1,258,316
                                               =============    =============

                See notes to financial statements.

                  WIRELESS DATA SOLUTIONS, INC.
                         AND SUBSIDIARIES
              Consolidated Statements of Operations
                    For the Six Month Periods
             Ended March 31, 1998 and March 31, 1997

                                      Six Months Ended     Six Months Ended
                                       Mar. 31, 1998         Mar. 31, 1997
                                        (unaudited)          (unaudited)
                                       ---------------     ----------------
REVENUES
   Net product sales                   $    1,010,681      $    1,220,120
   Other Income                                27,279              24,000
                                       ---------------     ----------------
            Total Revenues                  1,037,960           1,244,120
                                      ----------------     ----------------
COST OF SALES
   Products                                   477,861             543,052
                                      ----------------     ----------------
            Total Cost of Sales               477,861             543,052
                                      ----------------     ----------------
Gross Profit                                  560,099             701,068
Operating Expenses                            509,050             568,385

            Income before Interest             51,049             132,683
Interest expense, net of interest income       14,993              12,735
                                      ----------------     ----------------
Income before taxes                            36,056             119,948
Provision for income taxes                      8,414               9,153

            NET EARNINGS              $        27,642      $      110,794
                                      ================     ================
                See notes to financial statements.

                  WIRELESS DATA SOLUTIONS, INC.
                         AND SUBSIDIARIES
               Consolidated Statement of Cash Flows
                    For the Six Month Periods
             Ended March 31, 1998 and March 31, 1997

                                       Six Months Ended      Six Months Ended
                                          Mar. 31, 1998       Mar. 31, 1997
                                       -----------------     ----------------
Operating Activities:
Net Income                            $            27,642      $      110,794

   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:

   Depreciation and amortization
   Prior period adjustment                                             (5,140)

   Changes in Operating Assets and Liabilities:
   Increase in accounts receivable                (82,789)           (276,617)
   Decrease in inventory                           78,198             (35,608)
   Decrease in other assets                             -                  -
   Decrease in accounts payable                  (150,904)            133,133
   Decrease in advances from customers            (17,969)             13,154
   Decrease in deferred service contract           84,164
   Decrease in other payables                    (176,768)            (21,998)
                                          -----------------     ----------------
         Net cash provided by operating
              activities                         (238,426)            (82,282)
                                          -----------------     ----------------
   Financing Activities:
   Increase in due from related parties            (8,183)            (24,009)
   Increase in security deposits                        -                  -
   Decrease in due to related parties and
     related expenses                             (34,499)             50,000
   Increase in common stock options
     outstanding                                        -                  -
   Increase in related entity for sale
     of common stock                                    -                  -
                                         ------------------     ----------------
   Decrease in minority interest in
     subsidiary                                         -                  -
                                         ------------------     ----------------
   Proceeds of issuance of common stock           358,250               6,800
                                         ------------------     ----------------
         Net cash provided by financing
              activities                          315,568              32,791
                                         ------------------     ----------------
   Net increase in cash                            77,142             (49,491)

   Cash at beginning of period                     83,330              92,879
                                         ------------------     ----------------
   Cash at end of period                          180,472              43,388
                                         ==================     ================

                  See notes to financial statements

                    WIRELESS DATA SOLUTIONS, INC.
                          AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD ENDED MARCH 31, 1998

                                       Common
                                       Stock        Additional
                              Common   Options      Paid-in
                              Stock    Outstanding  Capital    Deficit      Total
                              -------- ------------ ---------- ------------ ----------
   Balance at
    September 30, 1997        $ 8,165  $   11,250   $1,378,485 ($1,233,388) $ 164,512
                                                               ------------
   Net Earnings for the
   period ended
   March 31, 1998                                                   27,642     27,642
                                                               ------------
   Issuance of common stock

   Exercise of common
    stock options

   Stock issued for
    service contracts             480                  112,387                112,867

   Private placement              724                  210,159                210,883

   Stock issued to cancel
   debt to officer                150                   34,350                 34,500
                             ---------              ----------              ----------
   Prior period adjustment

   Sub-Total                    9,519      11,250    1,735,381  (1,205,746)   550,404
                             --------- ----------- ----------- ------------ ----------

   Receivable from
    related entity for
    sale of common stock                                                      (48,773)
                                                                            ----------
   Balance at
     March 31, 1998          $  9,519   $  11,250  $ 1,735,381 ($1,205,746) $ 501,631
                             =========  ========== =========== ============ ==========

                  See notes to Financial Statement

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources
-------------------------------

        The Company's current assets totaled approximately $1,167,000 as of March 31, 1998, a slight increase from the March 31, 1997 level of approximately 1,037,000. Accounts receivable increased from approximately $609,000 at March 31, 1997 to approximately $844,000 at March 31, 1998. Over the same period, inventory levels fell from $385,000 to $162,000. These changes were due to an infusion of capital from the issuance of shares, and the temporary implementation of new product marketing programs, as summarized below under "Results of Operations."

         Management believes that cash flow from operations and current cash balances will be sufficient to fund operations and expenses for the near future. The Company also may use its "credit line" from Brian Watts, an affiliate of the Company, on which the Company owed, as of the end of the quarter ending March 31, 1998, approximately $107,000, for additional liquidity needs as required.

Results of Operations
---------------------

         Revenues for the second quarter were up slightly while overall they were down approximately $220,000 for the first half of fiscal 1998.
Management believes this is a reflection of the fact that the Company's heaviest market penetration has been in the ready-mix industry, which was favorably impacted by an unusually mild winter. Construction during warm weather continues to be very active and ready-mix operators are not inclined to put their vehicles in the shop for improvements. The Company is in the process of finishing the work on the new Data Mate which will operate over the cellular system and provide nationwide seamless coverage. Combined with one of three versions of the Company's vehicle location mapping program, the Company feels it has a product to offer which could reduce the Company's dependence on the concrete segment of its business. Deliveries of the new product are currently expected to commence in the fourth quarter of fiscal 1998.

         Profits were up for the quarter by $27,000. This was a result of the Company's constant efforts at cost containment, while maintaining its new product development program in an effort to provide for future growth.

         The Company's cash position improved significantly as a result of the sale of 724,008 shares of common stock for $250,000. The transaction netted $210,526, which is being used for working capital purposes.

          Accounts receivable increased $235,000 as a result of offering time concessions as an inducement for customers to purchase products.
Subsequently, accounts receivable returned to normal levels. Accounts receivable are presently around $600,000.

          Amounts due from related parties increased $35,000 as a result of consulting services performed for Heartland Diversified, a major shareholder of the Company. It has been agreed that Heartland Diversified will begin paying interest on the debt beginning June of 1998 at an annual rate of 7%.

          The deferred service contract is with ICS Communications, which has agreed to perform public relations services for the Company. This relationship is expected to continue for a period of five years.
Consequently, the compensation related thereto will be amortized over a period of 60 months.

          The service contract payable in stock is owed to Brian Blankenburg who is to provide certain marketing services to the Company.

          The accrued salaries and related expenses were reduced by $34,500 as a result of Mike McLaughlin, President and CEO of the Company, taking stock to satisfy a portion of the obligation owed to him. The stock issued in this transaction bears a restricted legend. Mr. McLaughlin agreed to purchase 150,000 shares at a price of $0.23 per share. The market value of the Company's freely tradable shares was $0.21 to $0.25 at the time of the transaction.

          The shares outstanding increased by 1,354,008 and the shareholders' equity increased by 358,250. The sale of stock for cash yielded $210,883. The stock issued for personal service contracts amounted to $112,867. The stock sold to the President of the Company was valued at $34,500.

Financial Condition
-------------------

          Cash holdings for the quarter ended March 31, 1998 increased from approximately $43,000 to approximately $160,000 over the corresponding quarter in 1997. This increase resulted primarily from the issuance of shares of the Company's Common Stock as referenced above under "Results of Operations."

Forward-Looking Statements
--------------------------

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




                             PART II
Item 1.  Legal Proceedings.
---------------------------

Not applicable.


Item 2.  Changes in Securities and Use of Proceeds.
--------------------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

      No matters were submitted to a vote of the Company's security holders during the fiscal quarter covered by this report.

Item 5.  Other Information.
--------------------------

      The Company has no other information to report.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

      (a)      Exhibits

Exhibit
Number            Description
----------        ------------

2.1* Agreement dated March 1, 1984, between Heartland Oil & Mineral Corporation and Gold Genie Worldwide, an Oregon partnership

2.2* Buy/Sell Agreement dated March 1, 1984, between the Company and Heartland Oil & Mineral Corporation

3.1* Articles of Incorporation of Gold Genie Worldwide, Inc., filed on March 7, 1984

2* Certificate of Amendment to the Articles of Incorporation of Products, Services and Technology Corporation, filed on June 13, 1988

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

11*      Statement regarding computation of per share earnings

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

      May 15, 1998                  WIRELESS DATA SOLUTIONS, INC.

                                   /s/ Michael B. McLaughlin
                                   ---------------------------
                                       Michael B. McLaughlin
                                       President & Chief Executive Officer

                            Exhibit 24

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

      May 15, 1998                 /s/ Michael B. McLaughlin
                                     --------------------------
                                       Michael B. McLaughlin, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer) and Director.


      May 15, 1998                 /s/ Patrick Makovec
                                   -----------------------------
                                       Patrick Makovec, Chief Financial
                                       Officer, (Principal Accounting and
                                       Financial Officer)


      May 15, 1998                 /s/ Brian Blankenburg
                                   ---------------------------------
                                       Brian Blankenburg, Director

                            Exhibit 27

                     Financial Data Schedule