Form 10QSB
period 1998-06-30
WIRELESS DATA SOLUTIONS INC
filed 1998-08-13
CIK 1043473

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHNAGE ACT OF 1934.

            For the Quarterly Period Ended June 30, 1998

                               OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

             For the transaction period from ______ to ______

                    Commission file number 000-23051

                       WIRELESS DATA SOLUTIONS, INC.
       (Name of small business issuer as specfied in its charter)

         Utah                                93-0734888
(State of Incorporation)        (I.R.S. Employer Indendification No.)

                         1016 Shore Acres Drive
                           Leesburg, FL 34748
               (Address of principal executive offices)

                           (352)  323-1295
                     (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

                           Not Applicable

               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date:

There was 10,162,124 shares of the Issuer's common stock outstanding as of August 1, 1998.

                               PART I
                       FINANCIAL INFORMATION
                    WIRELESS DATA SOLUTIONS, INC.
                          AND SUBSIDIARIES
                     Consolidated Balance Sheet
                       June 30, 1998 and 1997


        ASSETS
                                         June 30, 1998    June 30, 1997
Current Assets:
  Cash and cash equivalents                $148,315         $34,871
  Trade accounts receivable, net of
    $6,000 estimated allowance for
    doubtful accounts                       761,639         836,555
  Inventory                                 113,764         232,020
            Total Current Assets          1,023,718       1,103,446

Fixed Assets:
  Office fixtures and equipment              15,033          15,033
  Leasehold Improvements                     12,894          12,894
  Sub-Total                                  27,927          27,927

  Less:  Accumulated Depreciation
     and Amortization                        27,927          27,927
            Net Fixed Assets                      0               0

Other Assets:
  Prepaid service contract                  202,700          10,000
  Due from related parties                  280,442         231,172
  Due from Angellcom                         37,500
  Security deposits                           3,113           3,113
            Total Other Assets              523,755         244,285
TOTAL ASSETS                             $1,547,473      $1,347,731

       LIABILITIES & Stockholders' (Deficit)

Current Liabilities:
  Trade accounts payable                   $227,680        $338,073
  Current portion of other liabilities       83,853           8,390
  Advance from Customers                      8,176          25,656
  Other accrued liabilities                   2,146          50,405
       Total Current Liabilities            321,855         422,524

Other Liabilities:

  Accrued salaries, related payroll
     taxes, reimbursable expenses
     payable to officers                     604,882        692,133
  Less:  Current portion                           0              0
       Total Other Liabilities               604,882        692,133

TOTAL LIABILITIES                            926,737      1,114,657

  Minority interests in
    consolidated subsidiaries                 20,000         20,000

STOCKHOLDERS' DEFICIENCY:
  Preferred Stock, $.002 par value;
     3,000,000 shares authorized;
     no shares issued or outstanding               0              0
  Common Stock, $.001 par value;
     25,000,000 shares authorized;
     8,127,220 shares issued and
     outstanding at 6/30/97 &
     10,057,124 at 6/30/98.                    10,057          8,127
  Common Stock options outstanding             11,250         11,250
  Additional paid-in-capital                1,900,094      1,363,523
  Deficit                                   1,271,892    (1,121,053)
     Sub-Total                                649,509        261,847
  Receivable from related entity for
     sale of common stock                     (48,773)       (48,773)

       Total Stockholders' Equity             600,736        213,074

TOTAL LIAB. & STOCKHOLDERS' DEFICIT         $1,547,473    $1,347,731

              See notes to financial statements.

                           WIRELESS DATA SOLUTIONS, INC.
                                 AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                  For Nine Months Ended, June 30, 1998 & 1997


                               June 30, 1998           June 30, 1997
                                (Unaudited)             (Unaudited)
REVENUES

  Net product sales              $1,408,672              $1,928,658
  Other Income                       43,221                  36,000

        Total Revenues            1,451,893               1,964,658

COST OF SALES

  Products                          673,371                 895,230

        Total Cost of Sales         673,371                 895,230

  Gross Profit                      778,522               1,069,428

  Operating Expenses                793,895                 847,824

        Income before Interest      (15,373)                221,604
  Interest expense, net of
     interest income                 23,130                  22,251
  Income before taxes               (38,503)                199,353
  Provision for income taxes              0                  19,846
Income from continueing operations  (38,503)                179,507

        NET EARNINGS               ($38,503)               $179,507

Basic loss per share                   ($.-)                   $.02

Weighted average shares
  outstanding                     9,176,050               8,058,330

Diluted loss per share                 ($.-)                   $.02

Fully diluted shares
  outstanding                    10,162,124               8,372,220


            See notes to financial statements.

                Wireless Data Solutions, Inc. And Subsidiaries
                   Consolidated Statement of Cash Flows
                 For The Period Ended June 30, 1998 & 1997

                                     June 30, 1998       June 30, 1997
Operating Activities:
Net Income                              ($38,503)           $179,507

Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:

Depreciation and amortization
Prior period adjustment                                      (54,936)

Changes in Operating Assets and Liabilities:
Increase in accounts receivable              (53)           (421,915)
Decrease in inventory                    126,971             117,422
Increase in prepaid assets                                   (10,000)
Decrease in accounts payable            (184,120)            155,248
Decrease in advances from customers       (9,793)             15,856
Decrease in other payables              (185,668)            (11,319)
Decrease in deferred service contract     (6,600)                  0

Net cash provided by
   operating activities                 (297,766)            (30,137)


Financing Activities:
Increase in due from related parties     (36,000)           (119,672)
Increase in due from other unrelated par (37,500)
Increase in due to related parties and
  related expenses                       (87,250)             50,001
Proceeds of issuance of common stock     523,501              41,800

Net cash provided by
   financing activities                  362,751             (27,871)

Net increase in cash                      64,985             (58,008)

Cash at beginning of period               83,330              92,879

Cash at end of period                   $148,315             $34,871

        See notes to financial statements

               Wireless Data Solutions, Inc. And Subsidiaries
               Consolidated Statement of Stockholders' Equity
                   For The Period Ended June 30, 1998

                                                    Common
                                                    Stock          Additional
                                           Common   Options        Paid - in
                                           Stock    Outstanding    Capital       Deficit       Total
Balance at September 30, 1997              $8,165   $11,250       $1,378,485    ($1,233,388)   $164,512

Net Earnings for the period
 ended June 30, 1998                                                               (38,503)     (38,503)
Issuance of common stock
Exercise of common stock options
Stock issued for service contracts            830                    224,170                    225,000
Private placement                             724                    210,526                    211,250
Stock issued to cancel debt to officer        338                     86,912                     87,250
Prior period adustment

Sub-Total                                   10,057     11,250       1,900,093     (1,271,891)   649,509

Receivable from related entity
   for sale of common stock                                                                     (48,773)

Balance at June 30, 1998                   $10,057    $11,250      $1,900,093    ($1,271,891)  $600,736


       See notes to Financial Statements

Notes to Financial Statements

Summary of Accounting Policies

       The summary of Wireless Data Solution's, Inc.(the "Company") significant accounting policies are incorporated by reference to the Company's Registration Statement filed on Form 10-SB, as amended, dated February 12.

     The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

    The Company's current assets totaled approximately
$1,023,718, a slight decrease from the June 30, 1997 level of $1,103,446. Accounts receivable decreased from the June 30, 1997 level of $836,555 to $761,639 at June 30, 1998. Inventory declined during the same period from $232,020 at June 30, 1997 to $113,764 at June 30, 1998. These changes reflect the lower level of sales revenue over the same time period, and the unexpected delay in bringing the new cellular product to market. Those issues are summarized below under results of operations.

    Management believes that cash flow from operations and current cash balances will be sufficient to fund operations and expenses for the near future. The company may also use its "credit line" available from Brian Watts, an affiliate of the Company, on which the company owed, as of the end of the quarter ending June 30, 1998 approximately $83,000 for additional liquidity needs as required.

Results of Operations

    Revenues for the third quarter ending, June 30, 1998, were down approximately $306,000 compared to the third quarter of 1997. Overall they were down approximately $512,000 for the year. To management's best knowledge no significant orders were lost to competition. It believes that the sales decline was temporarily influenced by a couple of factors. A shortage of concrete and reinforcing bars was a great concern to the ready-mix industry, which in turn led to a "wait and see" attitude, consequently purchases have been delayed. Another factor, but one difficult to measure, is that somewhere around 40% of the major ready-mix operations are Australian owned. These companies have been enduring economic setbacks with their Asian operations, which has impacted their liquidity and consequently their willingness to add equipment.

    The Company has completed work on its new Data Mates which have been designed to work on the cellular system and therefore will be able to virtually provide seamless coverage across the country and around the world. Many of the major cellular providers have indicated a willingness to bill data transmissions in as little as six second increments which makes the cellular option extremely attractive. The cellular option coupled with the Global Positioning System and the company's vehicle location products open a number of new market segments. A reorganization of the sales department is also being planned.

     A loss of approximately $62,000 was recorded for the quarter ending June 30, due to the decrease in revenues.

    The Company's cash position improved significantly as a result of the sale of 724,000 shares of common stock for $250,000. The transaction netted $210,526, which is being used for working capital purposes.

    Accounts receivable decreased by $75,000 but remains relatively high because of previous concessions on payment terms.

    Due to related parties, increased by approximately $49,000 which was largely due to $48,000 in consulting fees performed by the company's largest shareholder, Heartland Diversified Industries. Heartland agreed to begin paying interest on its debt due the Company at the end of June 1998. Heartland has agreed to begin paying on its debt by January 1, 1999 or it will offer sufficient stock, in Wireless Data Solutions, to collaterize its obligation.

    The prepaid service contract increased by approximately
$192,700. The prepaid service contract is with ICS Communications in the amount of $172,500, Brian Blankenburg in the amount of $36,500, and Angellcom in the amount of $12,000, less the amounts amortized. ICS Communications has agreed to perform public relations services for the firm. The benefits, of which, are expected to last over a period of five years and therefore the costs are being amortized over five years. Brian Blankenburg has agreed to perform marketing services for the company, the benefits of which are expected to last for a period of three years and therefore the costs are being amortized over three years. Angellcom is performing certain services with regard to putting together an agreement whereby Angellcom International, formerly PST Financial, a wholly owned subsidiary of Wireless Data Solutions, would be involved in providing paging and 220 MHz specialized mobile radio services to Mexico. At such time as the agreement might be completed, Angellcom International, would partner with a Mexican Company, RD220. Angellcom International will be owned by Angellcom and Wireless Data Solutions. The exact terms are being negotiated.

    The accrued salaries and related expenses were reduced by $87,250.
Mike McLaughlin, president and CEO, took stock, with a value of $34,500, to satisfy a portion of the obligation due him. Mr. McLaughlin purchased 150,000 shares at a price of $0.23 per share. The market value of the freely tradable shares was $0.21 to $0.25 at the time of the transaction. Brian Watts, general manager of the wholly owned subsidiary, Dinet, agreed to purchase stock for his entire share of accrued salaries and related expenses, totaling $52,750. The stock issued bears a restricted legend. shares at a price of $0.28 per share. The market value of the Company's freely trading shares was $0.27 to $0.29 at the time of the transaction.

    A loan in the amount of $37,500 was provided to Angellcom for working capital to pursue the agreement with RD220 and secure the licenses necessary to do business in Mexico.

    Shares outstanding increased by 1,929,904. In addition 34,500 options were issued to Mike McLaughlin, President and CEO of Wireless Data Solutions, as an incentive to convert accrued salaries and expenses to common stock.
The options have an exercise price of $0.23. They were issued on 3/13/98 and expire on 3/12/08. Shares issued under the options would bear a restrictive legend.

    Brian Watts, general manager of Dinet, the Company's wholly owned subsidiary, was issued 52,571 warrants as an incentive to convert accrued salaries and expenses to common stock. The warrants have an exercise price of $0.28. They were issued on 4/16/98 and expire on 4/15/03.

    Brian Blankenburg was issued 100,000 warrants as an incentive to perform certain marketing services. The warrants have an exercise price of $0.28. They were issued on 4/16/98 and expire 4/15/03.

    Tim Stevenson, an employee of Wireless Data Solutions' subsidiary Dinet, was issued 20,000 warrants as a key person. 4,000 warrants per year can be exercised over a period of 5 years. Should he leave the company prior to the time any warrants become eligible to be exercised, those warrants will be terminated. The warrants have an exercise price of $0.31 and they were issued on 4/18/98 and expire 4/22/03.

    Jack Augsback and Associates were issued 100,000 warrants for their role in completing the funding in January 1998. The warrants have an exercise price of $1.00. They were issued on 4/28/98 and expire on 4/27/03. All warrants were issued at fair market value or above.

Financial Condition

    Cash holdings for the quarter ended June 30, 1998 increased approximately $114,000 over the corresponding quarter in 1997. This increase resulted primarily from the issuance of shares of the Company's common stock for cash as referenced above under "Results of Operations."

Subsequent Events

    Subsequent to the June 30 date of the financial statements Wireless Data has agreed to issue 50,000 shares to Mike McLaughlin, who is CEO and President in exchange for expenses in the amount of $10,000 which had been previously accrued. The Company also agreed to issue to Pat Makovec its treasurer, 30,000 exchange for $6,000 of expenses incurred on behalf of the company. In both instances the stock will bear a restrictive legend. The fair market value of the company's freely tradable shares was $0.19 to $0.21 at issuance. Tana Renze was issued 25,000 shares of free trading stock to provide certain research in connection with Angellcom International's Mexican project.
The fair market value of the transaction was $10,000.

    Pat Makovec, treasurer of the Company, received 6,000 warrants as an inducement to convert $6,000 of expenses due him to stock. The warrants have an exercise price of $0.20. They were issued on 6/23/98 and expire on 6/22/08.

    Mike McLaughlin, president and CEO of the Company, was issued 10,000 warrants as an inducement to convert 10,000 due him for expenses to stock.
The warrants have an exercise price $0.20. The warrants were issued on 6/23/98 and expire on 6/22/08. All warrants were issued at fair market value.

Forward-Looking Statements

     The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future and possible further capitalization of the Company. These forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to such current expectations involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond and control of the Company. Although the Company believes that the assumptions could be inaccurate and therefore there can be no assurance that assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved.

PART II

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

None; not applicable.

Item 3.  Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interact, a sinking or purchase fund installment, of any other material default not cured within 30 days with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

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

  Exhibit
  Number                       Description

   2.1*     Agreement dated March 1, 1984, between
            Heartland Oil & Mineral Corporation and
            Gold Genie Worldwide, an Oregon partnership

   2.2*     Buy/Sell Agreement dated March 1, 1984,
            between the Company and Heartland Oil &
            Mineral Corporation

   3.1*     Articles of Incorporation of Gold Genie
            Worldwide, Inc., filed on March 7, 1984.

   3.2* Certificates of Amendment to the Articles of Incorporation of Products, Services, &
            Technology Corporation, filed on June 13, 1988

   3.3* Articles of Domestication of Products, Services and Technology Corporation, filed on June 2,
            1997.

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

  10.3* Buy/Sell Agreement, dated March 27, 1996, by and between the Company and Heartland
            Diversified Industries, Inc.

  10.4* Consulting Agreement dated April 15, 1997, among Products, Services and Technology
            Corporation, David Wood and Henry Hanson

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


August 12, 1998                  WIRELESS DATA SOLUTIONS, INC.

                                 /s/ Michael B. McLaughlin

                                 Michael B. McLaughlin
                                 President & Chief Executive Officer