Form 10-K
period 1998-09-30
WIRELESS DATA SOLUTIONS INC
filed 1999-01-08
CIK 1043473

UNITES STATES
                 SECUTITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September, 30, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD
    FROM _______ TO ______

                Commission File No. 000-23051

                 Wireless Data Solutions, Inc.
   (Exact Name of registrant as specified in its charter)

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

                      Not Applicable

             APPLICABLE ONLY TO CORPORATE ISSUERS

Indicates the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date:

There was 10,182,124 shares of the Issuer's common stock outstanding as of December 31, 1998.

                 WIRELESS DATA SOLUTIONS, INC.
                          FORM 10-K
                            INDEX
PART I

 ITEM 1.  Business Overview

 ITEM 2.  Business Issues

 ITEM 3.  Directors and Executive Officers of the Company

 ITEM 4.  Management's Discussion and Analysis of Financial
              Condition and Result of Operations

			           	Liquidity and Capital Resources

           				Results of Operation

           				Other Disclosures

           				Financial Condition

           				Subsequent Events

 ITEM 5.  Market Price on Common Equity

 ITEM 6.  Year 2000 Compliance

 ITEM 7.  Changes in Accounting

 ITEM 8.  Independent Auditors Report

PART II

	ITEM 9.  Legal Proceedings

	ITEM 10.  Changes in Securities and Use of Proceeds

	ITEM 11. Defaults Upon Senior Securities

	ITEM 12. Submission of Matters to a Vote of Security Holders

	ITEM 13. Other Information

	ITEM 14. Exhibits and Reports on Form 8-K

    		    Signatures

 ITEM 1.  BUSINESS OVERVIEW

     Wireless Data Solutions, Inc. develops and markets digital wireless communications equipment for mobile fleet management in the U.S. and foreign countries. The equipment is designed, assembled, and sold by Dinet, a wholly owned subsidiary of the company. It has sold units to a number of industry segments, including ready-mix concrete suppliers, taxi-cab companies, parcel delivery, vehicle towing, and public transportation. The large majority of its sales have been to the ready-mix segment. It transmits data using two-way radio, cellular, and CDPD (cellular digital packet data).

     Its principal office is located at 1016 Shore Acres Drive, Leesburg, Florida. Its wholly owned subsidiary, Dinet, is located in Oceanside, California, where it maintains a production and sales facility. It also has a sales and accounting office in St. Cloud, Minnesota.

ITEM 2.   BUSINESS ISSUES

     In fiscal 1998, approximately 75 percent of the company's sales came from the ready-mix segment with a large portion of the balance coming from the taxi-cab segment. 95.5 percent of its business was done in the United States. The remaining 3.5 percent was done in Canada. The company maintains relationships with four suppliers of software, who provide leads in the ready-mix market. In some instances they will sell mobile data units directly to the customers, along with their software. In other instances, they will provide leads where they have existing software systems. The company also sells through dealers or direct from Dinet to the end user.

    In late fiscal 1998, the company started a project whereby it will completely modify its mapping product in an effort to make it more user friendly and more fully featured. Existing systems will be upgraded and the new product will have sales potential to existing customers. The new version will be completed in January of 1999.

     Market research done in late 1998 suggests there are a number of other industry segments which could be a target for mobile data terminal sales. The company is proceeding with plans to identify the most logical candidates and contact them.

     The technology market place is characterized by rapid change and is very competitive. To respond to these changes it may be necessary for the company to develop or purchase new technologies and or form strategic alliances to remain competitive. There can be no assurances that the company will be able to develop or purchase the new technologies and or form the necessary strategic alliances.

ITEM 3.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The management team is presently operating out of three different areas of the country, which has been the case since inception. Mike McLaughlin is at the WDS offices in Leesburg, Florida, Pat Makovec is at the first satellite sales and accounting office in St. Cloud, Minnesota, and Brian Blankenburg is President of Dinet in Oceanside, California. This structure has worked well over the years, and there have been some benefits from the exposure in the different locations. It is anticipated that the second satellite sales office will be opened in central Florida

Michael B. McLaughlin

     As an officer and board member of WDS since December 1987, he was mainly responsible for negotiating and funding the acquisition of Dinet in 1988. Mr. McLaughlin is presently
Chairman, CEO, and President of the Company, as well as Secretary and Chairman of the Board of Dinet. He is available to talk to members of the investment community and shareholders. Mr. McLaughlin believes in delegation of authority, while maintaining continual involvement in the Company's direction and important decisions. His background is mainly in the securities business. He is the second largest WDS shareholder.

Brian B. Blankenburg

     Mr. Blankenburg was elected as a Director of the Company in June, 1997 and was named President of Dinet in September 1998. Mr. Blankenburg is a partner in the Business Development Group
(BDG), which provides consulting services in the areas of strategic planning, sales, and marketing, management, acquisitions, funding, market research, due diligence and computer analysis. BDG has offices in Seattle, Milwaukee, Minneapolis, and Baltimore, the latter of which is managed by Mr. Blankenburg. Prior to joining BDG, from January, 1993 to October, 1996, Mr. Blankenburg served as Executive Vice President, and later President, of Hudson Industries, Mr. Blankenburg led the strategic repositioning of that company's business and the doubling of sales in four years. Prior to that time, Mr. Blankenburg held various management positions with International Multifoods, Beatrice, Green Giant and Hormel Company. He is a 1971 graduate of the University of Minnesota, where he received a B.A. in advertising. His continuing education has included the Beatrice Executive Marketing School at the J.L. Kellogg Graduate School of Business, Northwestern University, as well as studies at the University of Pennsylvania Wharton School of Business. He is a 1.5 percent shareholder.

Patrick L. Makovec

     Presently a Director and the Treasurer of WDS, Mr. Makovec has been an officer and board member of the Company since December 1987. He was instrumental in discovering Dinet, and evaluating the Company prior to its acquisition by WDS. He was also involved in the restructuring of Dinet to strengthen the base from which to move the Company forward. He is a Director and Treasurer of Dinet. Mr. Makovec is in daily communication with the WDS and Dinet offices as he is in charge of all accounting functions and records including preparation of work papers for audits and quarterly financial statements, and is involved in all important decisions. He was formerly the President of Tel Corp. Leasing in St. Cloud, MN, and holds an M.S. Degree in Accounting from the University of Wisconsin. He is the third largest shareholder of WDS.

ITEM 4.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

Liquidity and Capital Resources

     The company's current assets totaled $834,400, a $251,000 decrease from September 30, 1997. The decreases is principally attributable to the $277,331 loss incurred in fiscal 1998. The revenues for the same period, compared to 1997, were $889,000 lower. That is reflected in the accounts receivable decline of $296,000, the largest change in the components of working capital. Those issues are summarized below, under result of operations.

      Management believes that cash flow from operations and current cash balances will be sufficient to fund operations and expenses for the near term. The company also has a "credit line" to factor receivables available from Brian Watts. Mr. Watts is a director of Dinet. At year end, approximately $122,000 was owed to Brian Watts.

     Management believes that to achieve the desired growth, they will have to pursue equity financing, which will allow them to pursue new product and new markets.

Results of Operations

     Revenues for the year were down approximately $889,000. To management's best knowledge, no significant orders were lost to competition. It is believed that 1998 results were principally due to the heavy concentration and dependence on the ready-mix industry. The Data-Mate is sold to work with an existing software system or as part of a new software system. The company has historically worked closely with four major software suppliers. Those companies have been conducting Beta tests of their new dispatching software in 1998 with limited introduction of new products. In September of 1998 the Board of Directors of Dinet elected Brian Blankenburg as President in place of Pat Makovec. Mr. Blankenburg's area of expertise is strategic planning. His emphasis is on defining opportunities and pursuing those with high growth.

     A loss of $277,000 was recorded for the year due to the decrease in revenues.

	The company's cash position remained stable in spite of the loss. The company sold 724,000 shares of common stock for $250,000. The transaction netted $210,526, which added to the cash position.

     Accounts receivable decreased by $296,000, which reflects the decreased sales volume.

     The account,"due from related parties," increased by $41,000 due to charges for performing consulting services for Heartland Diversified Industries and interest on its debt. Heartland agreed to begin paying interest on $164,000 which is owed for the sale of Bernard, Lee & Edwards, a brokerage firm which was owned by Wireless Data Solutions. Interest was charged at a rate of 7 percent annum. Interest started on June 1, 1998 and $3,827 was accrued on the books of WDS.

     The prepaid service contract decreased by $14,000, which reflects the amortization. A total of $212,000 was the value of service contracts to be performed by ICS Communications and Brian Blankenburg. The amount of $176,500 was paid to ICS, for which they agreed to perform certain public relations services for Wireless Data Solutions. The benefits are expected to last for a period of five years. The amount of $35,500, which was the value of the stock issued, was paid to Brian Blankenburg to perform certain marketing services, the benefits of which are expected to last over three years. The contract is being amortized over three years. The total shares issued pursuant the service contracts were 780,000. All shares were issued at fair market value at the date of the grant.

     In early 1998 Wireless Data Solutions formed an informal alliance with Angellcom Communications, Inc., with the intent of working with Angellcom and Radio Digital 220 to obtain 220 MHz licenses in Mexico. Angellcom, a Santa Monica based company owned 49 percent of Radio Digital 220, a Mexican company. Radio Digital was to be the operating company in Mexico.

     An employee of Angellcom had been issued stock to perform research for the project related to providing 220 MHz for the country of Mexico. The work was incomplete, as such no lasting value could be determined. Therefore, the $12,000, which was classified as a deferred service contract, was expensed.

     A loan in the amount of $35,000 was provided to Angellcom for working capital to pursue the agreement with RD220 and secure the licenses necessary to do business in Mexico. The loan was secured by ten 220 MHz licenses owned by Angellcom. The loan bears an interest rate of 8 percent. The loan is expected to be repaid in January of 1999.

     A loan in the amount of $28,649 was provided to RD220.
RD220 is a Mexican corporation which had been formed for the express purpose of obtaining and becoming the operating entity in Mexico, which was to provide 220 MHz services. It was owned by two Mexican nationals and Angellcom. Angellcom owns 49% of RD220. The money was used for one-half of the deposit that was required, by the Mexican equivalent of the U.S. FCC, to bid on the 220 MHz licenses. Angellcom provided the other half of the money for the deposit. The money is expected to be repaid in January of 1999.

     The accrued salaries and related expenses were reduced by $123,000. Mike McLaughlin, president and CEO, took stock, with a value of $34,500, to satisfy a portion of the obligation due him. Mr. McLaughlin purchased 150,000 shares at a price of $0.23 per share. The common stock, as quoted on the OTC bulletin board, was $0.21 to $0.25 at the time of the transaction and the shares were issued with a restrictive legend. Brian Watts, then general manager of the wholly owned subsidiary, Dinet, agreed to purchase stock for his entire share of accrued salaries and related expenses, totaling $52,750. The stock issued bears a restricted legend. Brian Watts purchased 188,396 shares at a price of $0.28 per share. The market value of the Company's freely trading shares was $0.27 to $0.29 at the time of the transaction. In addition to the transaction described above Mr. McLaughlin purchased 50,000 shares of common stock at $0.20 per share, which was in exchange for $10,000 accrued salaries and expenses. The price of the stock on that date was $0.19 to $0.21, with a fair market value of $0.20. The issued shares are restricted. The related taxes were also reduced by $25,000 because of previous over-accrual and this amount is included in the $123,000.

     Mr. Makovec, treasurer of WDS converted $6,000 of expenses into 30,000 restricted shares of stock. The price of the stock at the time of the transaction was $0.19 to $0.21 and was issued at $0.20 per share.

     Shares outstanding increased by 1,997,444. Stock issued for service contracts was 855,000 shares. Stock issued as a result of a private placement was 724,000 shares. Stock issued to cancel debt to officers amounted to 418,000 shares.

     In addition, 34,500 stock options were issued to Mike McLaughlin, President and CEO of Wireless Data Solutions, as an incentive to convert accrued salaries and expenses to common stock. The options have an exercise price of $0.23. They were issued on 3/31/98 and expire on 3/12/08. Shares issued under the options would bear a restrictive legend. Mike McLaughlin was also issued 10,000 warrants to purchase common stock at $0.20 per share. They expire on 6/23/08. The warrants were issued as an incentive to purchase stock in exchange for $10,000 in debt due Mr. McLaughlin by the company.

     Brian Watts, then general manager of Dinet, the Company's wholly owned subsidiary, was issued 52,571 warrants as an incentive to convert accrued salaries and expenses to common stock. The warrants have an exercise price of $0.28. They were issued on 4/16/98 and expire on 4/15/03.

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

     Pat Makovec, Treasurer or Wireless Data Solutions, was issued 6,000 warrants, to purchase common stock, as an incentive to convert money due him, for expenses, to stock. The warrants are exercisable at $0.20 per share until June 22, 2008.

Other Disclosures

     In late September of 1998, the last day prior to the deadline for depositing money for eligibility to bid on the Mexican 220 MHz licenses, (see discussion of loan to Angellcom and RD220 in Management's Discussion and Analysis of Financial Condition above,) more money was needed to be placed on deposit with the Mexican government. The money was required because of a change in bidding strategy. The change would have allowed RD220 to bid on all the regional licenses or a nationwide license, depending upon the direction taken by the competition. The money previously deposited by Angellcom and Wireless Data Solutions would have only permitted bidding on a nation wide license or some of the regional licenses. The money was not available through Angellcom or Wireless Data Solutions. Pat Makovec, Treasurer of Wireless Data Solutions, provided the money, $11,000, from his personal funds after consulting with the Board of Directors or Wireless Data Solutions. He was not given any consideration for his contribution. He was to have his money refunded, plus interest. A personal check was forwarded to Angellcom because Angellcom was in charge of dealing with RD220. In late December of 1998, Mr. Makovec received a check from Angellcom for $11,000. The interest on the funds remains unpaid.

Financial Condition

     The cash holdings for the year increased approximately $17,000 in spite of losses incurred for the year. The increase resulted primarily from the issuance of shares of the company's common stock for cash as referenced above under "Results of Operations."

Subsequent Events

     Since fiscal year end 190,000 warrants have been issued. 20,000 stock options have been exercised by Mr. Makovec and the obligation to pay 71,700 shares of the company's common stock has been incurred. The details have been set forth in the Auditor's Report.

     As referenced above under "Results of Operations," the company along with Angellcom participated in an auction with Radio Digital 220, a Mexican company, for the purpose of acquiring a license or licenses for 220 MHz frequencies being offered by the country of Mexico.

     To participate, the Mexican government required a deposit, and the company's contribution was a loan to RD220 for this purpose for $28,649. Because of competitive elements, the bids for licenses surpassed the company's financial ability to continue, and therefore it was not successful in this endeavor. The company's contribution is expected to be repaid in January.

ITEM 5.  MARKET PRICE OF COMMON EQUITY

     The company's common stock trades on the OTC Bulletin Board
under the symbol: SOLU.   The price of the company's common stock at
the end of each quarter, for the past two fiscal years are as follows:

      Quarter Ending         High Bid          Low Bid
         12/31/96              1 1/8             3/4

          3/31/97               3/4              5/8

          6/30/97              1 1/2             7/16

          9/30/97              15/16             7/8

         12/31/97              15/16            25/32

          3/31/98              21/32             3/16

          6/30/98               3/8              3/16

          9/30/98               1/4              5/32


ITEM 6.  YEAR 2000 COMPLIANCE

     With the exception of some mapping programs sold in the past, all the company's products are year 2000 compliant. Those mapping programs will be replaced with more recent versions which are compliant. The new version is scheduled for completion in mid-January of 1999.

     The company will have to change some of its internal use programs, such as its accounting software. The cost involved is not considered to be a major issue.

ITEM 7.  CHANGES IN ACCOUNTING

     There were no changes in accounting for fiscal year 1998.

ITEM 8.  Auditors Report

James J. Harned
Certified Public Accountant
1316 Christopher Court
Bel Air, Maryland 21014

December 17, 1998

Independent Auditor's Report

I have audited the consolidated balance sheet of Wireless Data Solutions, Inc. and subsidiaries as at September 30, 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and conduct the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for that opinion.

In my opinion, the consolidated balance sheet and statements of stockholders' equity (deficiency) referred to above present fairly, in all material respects, the financial position of Wireless Data Solutions, Inc. and Subsidiaries as at September 30, 1998 in conformity with generally accepted accounting principles, applied consistently.


James J. Harned, C.P.A.
Bel Air, MD 2101

FINANCIAL INFORMATION
Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Balance Sheets
September 31, 1998, 1997, and 1996

ASSETS
			                                    9/30/98    9/30/97     9/30/96
Current Assets:
  Cash and cash equivalents	           $100,752   $83,330     $92,879
  Trade accounts receivable, net of
	 $6,000 estimated allowance for
	 doubtful accounts		    	              465,390    761,586    332,640
  Inventory			                          268,258    240,735    349,442
	Total Current Assets		                 834,400  1,085,651    774,961

Fixed Assets:
  Office fixtures and equipment	         15,033     15,033    	15,033
  Leasehold Improvements		               12,894     12,894    	12,894
  Sub-Total			                           27,927     27,927    	27,927

  Less:  Accumulated Depreciation
     and Amortization			                 27,927     27,927 	   27,927
	Net Fixed Assets			                          0 	         0 	       0

Other Assets:
  Deferred service contract	             182,133    196,100 	       0
  Loan to RD220				                       28,649 	        0 	       0
  Due from Angellcom			                   35,000 	        0 	       0
  Due from related parties		              285,007   244,442    193,500
  Security deposits			                      3,113    	3,113  	   3,113
 	Total Other Assets	                     533,902   443,655    196,613
TOTAL ASSETS			                        $1,368,302 $1,529,306  $971,574

    LIABILITIES & STOCKHOLDERS' (Deficit)


Current Liabilities:
  Trade accounts payable		              $306,676   $411,800   $182,825
  Service contract payable in stock        2,900    196,400 	        0
  Current portion of
      other liabilities                   71,549     12,924  	  56,719
  Advance from Customers		                 8,750     17,969  	   9,800
  Other accrued liabilities			               102     62,343  	  13,395
	Total Current Liabilities               389,977    701,436    262,739

Other Liabilities:

  Accrued salaries, related payroll
	taxes, reimbursable expenses
     payable to officers		               569,417    692,132    692,132
  Less:  Current portion			                    0          0     50,000
	Total Other Liabilities		               569,417    692,132    692,132

TOTAL LIABILITIES			                     959,394  1,393,568  	 904,871

  Minority interests in
    consolidated subsidiaries             20,000     20,000     20,000

STOCKHOLDERS' DEFICIENCY:
  Preferred Stock, $.002 par value;
     3,000,000 shares authorized;
     no shares issued or outstanding	          0 	        0 	       0
  Common Stock, $.001 par value;
     25,000,000 shares authorized;
     8,164,720 shares issued and
     outstanding at 9/30/97 &
     10,162,124 at 9/30/98.		              10,162    	8,165      8,020
  Common Stock options outstanding         11,250    11,250     11,250
  Additional paid-in-capital	          	1,926,989  1,378,485  1,321,830
  Deficit				                          (1,510,720)(1,233,389)(1,245,624)
     Sub-Total				                        437,681    164,511     95,476
  Receivable from related entity for
	sale of common stock		                   (48,773)   (48,773)   (48,773)

	Total Stockholders' Equity	              388,908    115,738      46,703

TOTAL LIAB. & STOCKHOLDERS' EQUITY     $1,368,302 $1,529,306    $971,574

See notes to financial statements.

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Earnings
For the Fiscal Years Ended, September 30, 1998, 1997, and 1996

                     			           9/30/98	        9/30/97     9/30/96
REVENUES

  Net product sales	             	$1,466,337 	  $2,358,902    $2,049,580
  Other Income			                     47,771 	      48,000 	      41,975

	Total Revenues		                  1,514,108 	   2,406,902    	2,091,555

COST OF SALES

  Products			                        685,669 	   1,138,907       836,607

 	Total Cost of Sales	               685,669 	   1,138,907       836,607

Gross Profit			                      828,439 	   1,267,995     1,254,948

	Operating Expenses              	 1,080,701 	   1,148,042 	     879,021

   Income before Interest           (252,262)      119,953       375,927

  Interest expense, net of
    interest income		                 25,069 	      29,252         9,500

  Income before taxes	              (277,331)	    	 90,701       366,427

Provision for income taxes	                0  	   	  9,114         3,838

  Income from continuing
     operations                     (277,331)	      81,587       362,589

Discontinued Operations:
  Loss from operations of
     former subsidiary                     0              0       11,069
  Gain on sale of subsidiary               0              0      135,893

NET EARNINGS                       ($277,331)       $81,587     $487,413

Basic loss per share                   ($.03)          $.01         $.06

Weighted average shares
 outstanding for the year           9,422,602      7,398,285

                   See notes to financial statements.

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Cash Flows
For The Years Ended September 30, 1998, 1997 & 1996

                                          9/30/98    9/30/97    9/30/96
Operating Activities:
Net Income		                            ($277,331)   $81,587    $487,413

Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
Depreciation and amortization				                                 (1,429)
Prior period adjustment		                            (69,352)      5,535

Changes in Operating Assets and Liabilities:

(Decrease) Increase in accounts receivable 296,196   (346,946)   (231,842)
(Decrease) Increase in inventory	          (27,523)   108,707    (159,566)
 Decrease in other assets	                (196,100)       923           0
(Decrease) Increase in accounts payable   (105,124)   228,974      89,770
(Decrease) Increase in advances
   from customers                           (9,219)     8,169       4,800
(Decrease) Increase in other payables	    (197,116)   201,553     (11,876)
Decrease in deferred service contract	      13,967          0           0

Net cash provided by operating activities (306,150)    16,592      183,728

Investing Activities:
Proceeds of miscellaneous assets			              0          0        3,570

Financing Activities:
Increase in due from related parties	     (40,565)   (132,942)    (105,970)
Increase in due from Angellcom		          (35,000)          0	           0
Increase in loan to RD220			              (28,649)          0            0
Increase in security deposits				               0           0         (195)
(Decrease) Increase in due to related
    parties and related expenses		       (122,715)     50,000       (4,606)
Decrease in minority interest in subsidiaries		 	                  (64,519)
Proceeds of issuance of common stock	     550,501      56,800        1,114

Net cash provided by financing activities  323,572    (26,142)    (174,176)

Net increase in cash				                    17,422     (9,550)      13,122

Cash at beginning of period			              83,330     92,880       79,758

Cash at end of period			                  $100,752    $83,330      $92,880

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Period Ended September 30, 1998

                                   		  					   Common           Additional
				    	                          Common      Stock Options    Paid-In
                                   Stock	      Outstanding	     Capital      Deficit        Total
Balance at September 30, 1997      $8,165      $11,250        	 $1,378,485   ($1,233,388)   $164,512

Net Earnings for the period
 ended September 30, 1998								                                               (277,331)   (277,331)

Issuance of common stock
Exercise of common stock options
Stock issued for service contracts     855 	                       235,146 	      	          236,001
Private placement			                   724 			                     210,526 	  	              211,250
Stock issued to cancel debt to officer 418 			                     102,832 	  	              103,250

Sub-Total					                      10,162 	    11,250           1,926,989    (1,510,719)    437,682
Receivable from related entity
 for sale of common stock					                                                               (48,773)

Balance at September 30, 1998	     $10,162     $11,250          $1,926,989   ($1,510,719)    $388,908


Wireless Data Solutions, Inc. And Subsidiaries
Statement of Stockholders' Equity
For The Period Ended September 30, 1997

                      					                    Common 	          Additional
					                               Common     Stock Options     Paid-In
					                               Stock	     Outstanding	      Capital	        Deficit	      Total
Balance at September 30, 1996	     $8,020      $11,250 	        	$1,321,830    ($1,245,624	   $95,476

Net Earnings for the period
 ended September 30, 1997										                                                 81,587 	   81,587
Issuance of common stock		            145                            56,655 	  	               56,800

Prior period adjustment   re: overaccrual							                                   (69,352)   (69,352)

Sub-Total					                      8,165 	     11,250 	          1,378,485 	   (1,233,389)   164,511

Receivable from related entity
 for sale of common stock						                                                               (48,773)

Balance at September 30, 1997	     $8,165      $11,250 	         $1,378,485     ($1,233,389)   $115,738

Wireless Data Solutions, Inc. And Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1998


1. Organization and Summary of Significant Accounting Policies


     Principles of Consolidation

     The accompanying financial statements include the accounts of Wireless Data Solutions, Inc. (WDS) and the following majority-owned subsidiaries:

      Subsidiary			                      		% of Common Stock Owned

      Distributed Networks, Inc. (Dinet)          			100
      Angellcom International, Inc.  (ACI)	          100

      WDS, Dinet and ACI are hereinafter referred to as the Company.

     All significant intercompany accounts have been eliminated in consolidation.

     Organization

     WDS, which is headquartered in Florida, has approximately
317 shareholders of record as of September 30, 1998. WDS's common stock is traded on the OTC Bulletin Board. WDS files an annual
Form 10K with the Securities and Exchange Commission.

     Dinet designs and markets fleet management and control systems for the two-way mobile radio and cellular (CDPD) markets. It's customers include ready-mix concrete suppliers, taxi-cab companies, parcel delivery services, public transportation, etc. From its offices in Oceanside, California, Dinet sells to customers on a nationwide basis; since September 30, 1994, Dinet has begun selling in the international market with clients in Mexico, Canada, South America, and Malaysia.

     ACI has been a dormant entry for several years and does not have any significant operations.

     Trade Accounts Receivable

     Bad debts are reported using the allowance method.




Notes to Consolidated Financial Statements
September 30, 1998
Page 2

      Inventories

      Raw materials and the related component of work-in-progress inventory are recorded at lower of cost or market using the first-in, first-out method of accounting for inventory.

      Property and Equipment

      All equipment, fixtures and leasehold improvements have been fully depreciated and amortized, and have no value on the books of the Company.

      Office Space

      The Company maintains office and warehouse space in three locations- Oceanside, California; St. Cloud, Minnesota; and Leesburg, Florida. The Oceanside location houses the offices of Dinet. The Company leases 5,200 square feet of office space for a rent of $2,621 per month for yearly renewable lease periods. The St. Cloud office is leased on a month to month basis at $250 per month, and consists of 850 square feet. The Leesburg office, which constitutes the Company headquarters, consists of 300 square feet, leased monthly for $100.

      Income Taxes

      Dinet files consolidated federal and separate California income tax returns based on a February 28/29 fiscal years. There are no significant differences in reporting revenue or expenses for financial statement purposes vs. income tax purposes.

      WDS has not filed tax returns as a result of incurring substantial prior losses. The tax losses can be carried forward for 15 years. The Company's net operating loss carryforwards
(NOL) are listed as follows:

Year

      FYE 9-30-85 Loss     	     	$ 156,640
      FYE 9-30-86 Loss		            350,448
      FYE 9-30-87 Loss		             63,220
      FYE 9-30-88 Loss			            77,463
      FYE 9-30-89 Loss	              28,235
      FYE 9-30-90 Loss			           155,830
      FYE 9-30-91 Loss			            73,336

Notes to Consolidated Financial Statements
September 30, 1998
Page 3

      FYE 9-30-92 Loss               60,078
      FYE 9-30-93 Loss			           162,125
      FYE 9-30-94 Loss	              90,040
      FYE 9-30-95 Profit			        (208,147)
      FYE 9-30-96 Profit			        (327,141)
      FYE 9-30-97 Profit            (81,587)
      FYE 9-30-98 Loss              277,331

   Total NOL Carryforward          $877,871


2. Related Party Transactions and Relationships

A. The names and relationships of the related parties referred to in these notes are set forth below:

      Mike McLaughlin, CEO-President of WDS, Chairman and
Secretary of Dinet, President of ACI and approximately 11.3% stockholder of WDS.

      Pat Makovec, Dinet Treasurer, and WDS and ACI Treasurer and
Secretary and 8.6% stockholder of WDS.

      Heartland Diversified Industries, Inc., a non-operating
entity which is 	35% owned by Mr. McLaughlin and 15%  by Mr.
Makovec. Heartland is a 	17.8% stockholder of WDS. WDS holds a
note receivable from Heartland in 	the amount of $164,000. This
note is classified in the "Other Assets" 	section of the
balance sheet. The nature of this note arose from the 	sale of
Bernard, Lee & Edwards Securities, Inc. (BLE), a former subsidiary of WDS. Interest is accrued at 7% per annum, beginning June 1, 1998.

      Brian Watts, Dinet vice-president and general manager and a
4.9% stockholder of WDS. Mr. Watts also factors the Company's
accounts 	receivable and has received approximately $24,000 in
fees for his 	factoring services.

      Brian Blankenburg, director of WDS and Dinet, and president of Dinet is a 1.3% shareholder of WDS.






Notes to Consolidated Financial Statements
September 30, 1998
Page 4

3. Preferred Stock

     In a 1991/1992 private offering, Dinet sold 20 shares of $1,000 face value preferred stock, each of which is convertible into 800 shares of Dinet common stock. The 12% annual non-cumulative dividend increased to 25% in January of 1995. This preferred stock is callable upon payment of (1) an 18% premium (which decreased to 15% in January, 1995) for each year the stock is outstanding and (2) all accrued dividends; the call premium is cumulative.

4. Stock Options and Warrants

     Incentive Stock Options

     Under an incentive stock option plan (ISOP) approved by WDS's stockholders, 500,000 shares of common stock have been authorized/reserved for issuance to officers and other key employees. Exercise prices for options granted under the ISOP shall generally not be less than the estimated fair market value of the stock at the date of grant; option periods may not exceed ten years. At September 30, 1998 options for 484,500 shares have been granted. Options outstanding at that date are summarized as follows:

Options Outstanding		Exercise Price		Expiration Date

            20,000			  	 .05		         11/98
           225,000				  	.05		         12/99
            34,500 				 	.23        	  03/08
           279,500

    Warrants Issued

The company issued warrants as follows:

Name     	       Date Issued   	Exp. Date    Exercise Price    	# Warrants

Brian Watts	      	4-16-98        4-15-03	       .28		          52,751
B. Blankenburg    	4-16-98	       4-15-03	       .28		         100,000
Tim Stevenson	    	4-28-98      	 4-17-03	       .31	       	   20,000
Augsback & Assoc. 	4-28-98      	 4-27-03     	 1.00           100,000
Pat Makovec	      	6-23-98	       6-22-08        .20	            6,000
M. McLaughlin	     6-23-98	       6-22-08	       .20            10,000

Notes To Consolidated Financial Statements
September 30, 1998
Page 5

Management Incentive Earnings Plan

Under a management incentive earnings plan (MIEP), officers and employees could receive warrants based on a minimum after tax profit per share of common stock on a fully diluted basis which would include any warrants to be issued. The MIEP will be in existence for five years beginning on April 1, 1996 and ending on March 31, 2001. The warrant exercise price is $.50 per share of common stock. These officers and employees will receive warrants in accordance with a schedule of after tax profits of $.06 per share by March 31, 1997 graduated annually by $.06 per share increments. Therefore, at the end of the fifth year- March 31, 2001, an after tax profit of $.30 per share must be achieved. At the start of the plan no participant could receive more than 500,000 warrants, and the maximum number of warrants that could be issued was 1,500,000. Two years of the plan have expired and participants were not eligible for any warrants. At the end of each year if the targeted earnings are not achieved, the number of warrants available are reduced by 20%. The maximum number of warrants that could be issued under the plan is now 900,000, and the minimum that could be issued if the goal is reached in the last year of the plan is 614,000. The life of the warrants if issued is five years.

5. Commitments and Contingencies

The Company has entered into a golden parachute agreement under which it is obligated to certain WDS officers- in the event of a hostile or friendly takeover, or if any such officer is terminated for any reason other than allegations of fraud- for severance pay equal to one year's salary. Voluntary resignation reduces the amount by 25%. All liabilities for bonuses, back salaries and reimbursable expenses will be paid, and the cost of benefits will be paid for one year.

6. Accrued Salaries and Expenses Payable

     Over the course of five years, certain officers and key employees elected to leave the major portion of their salaries and expenses as a way of infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. Such salaries and expenses will be disbursed as management determines, assuming cash flow is adequate. All related salaries and tax items have been expensed so that there will be no effect on future earnings.


Notes To Consolidated Financial Statements
September 30, 1998
Page 6

7. Geographic Areas

All sales are managed as a single enterprise. However, in compliance with SFAS 14, "Financial Reporting for Segments of a Business Enterprise", the United States is reported as a separate geographic area.

        Area					             1998		             1997

  United States Revenues  	$ 1,461,831      		$ 2,104,194

  Americas Revenues		          	52,277		          302,708

  Asia Pacific Revenues              0                  0

  Totals		               		$ 1,514,108        $ 2,406,902


8. Deferred Service Contract

In April of 1997, WDS entered into a consulting agreement whereby the Consultants would function as public relations, provide services relating to establishing WDS as a reporting company, and other services not related to capital formation, and the company would compensate the Consultants with cash and common stock. The agreed upon compensation was $10,000 in cash and 300,000 shares of common stock. The total value of the services to be provided was $ 206,400. In October of 1997, the Company extended the Consulting agreement to include an additional 150,000 shares of common stock. And in the current year an additional 280,000 shares were issued. Total shares issued as at September 30, 1998 was 780,000 at a total value of $212,000.

9. Other Loans

RD220 is a Mexican corporation which has entered into an agreement with WDS in an effort to obtain 220 MHz frequency licensing in Mexico. The $28,649 represents part of a bid deposit which was paid by WDS.

Angellcom owns 49% of RD220's stock. WDS loaned Angellcom $35,000 which was used for working capital. This loan is secured by 10 US
220 MHz licenses.



Notes to Consolidated Financial Statements
September 30, 1998
Page 7

10. Subsequent Events

Additional warrants were issued as follows:

Name	         Issue Date	 Exp. Date   Exercise Price   	# Warrants

Nick Watts    	10/30/98   10/29/03	       	.12	          100,000
Tim Stevenson 	10/30/98	  10/29/03	       	.12		          50,000



Name		      	   Date Issued     Date Expired   Exercise Price   # Warrants
Jerry Kyckelhann 10/30/98         10/29/03	         	.12          40,000

In November of 1998, Mr. Makovec exercised 20,000 options at .05.

On September 14, 1998, Brian Blankenburg assumed the position of President of Dinet. His compensation was set at $300 per day, which was paid $100 in cash and $200 in common stock. The amount of stock issued was determined by the fair market value of the stock at the end of each week. Mr. Blankenburg is to receive 86,993 shares of stock- 15,293 shares for the period ended September 30, 1998, and 71,700 shares for the first quarter of fiscal year ended September 30, 1999. The stock will bear a restrictive legend. The stock has been accrued but not issued.

PART II

Item 9.  Legal Proceedings.

Not applicable.

Item 10.  Changes in Securities and Use of Proceeds.

None; not applicable.

Item 11.  Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interact, a sinking or purchase fund installment, of any other material default not cured within 30 days with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

Item 12.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fiscal quarter covered by this report.

Item 13.  Other information.

     The Company has no other information to report.

Item 14.  Exhibits and Reports on Form 8-K.

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

  *   Incorporated by reference herein to the Company's Form 10
    SB, as amended, dated as of February 12, 1998

 (b)  Forms 8-K filed during the last quarter.  None.


                       SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


January 8, 1998               WIRELESS DATA SOLUTIONS, INC.

                              /s/ Michael B. McLaughlin

                              Michael B. McLaughlin
                              President & Chief Executive Officer