Form 10-Q
period 1998-12-31
WIRELESS DATA SOLUTIONS INC
filed 1999-02-16
CIK 1043473

UNITES STATES
                     SECUTITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   Form 10-Q

[X] Quarterly REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended December, 31, 1998

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

There was 10,182,124 shares of the Issuer's common stock outstanding as of January 31, 1999.

                                    Part I
                  WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
		                        Consolidated Balance Sheet
			                            December 31, 1998


ASSETS
			              	                  Dec. 31, 1998        Dec. 31 1997


Current Assets:
  Cash and cash equivalents			          $54,386   	        $42,376
  Trade accounts receivable, net of
   	$6,000 estimated allowance for
  	 doubtful accounts				               269,494            649,496
  Inventory				                         265,682     	      189,208
  Prepaid expenses				                    3,992                  0
                                       ---------          ---------
	Total Current Assets			                593,554      	     881,080

Fixed Assets:
  Office fixtures and equipment		        15,033           		15,033
  Leasehold Improvements			              12,894   	         12,894
                                      ---------          ---------
  Sub-Total				                          27,927   	         27,927

  Less:  Accumulated Depreciation
     and Amortization				                27,927   	         27,927
                                       --------            -------
	Net Fixed Assets			                          0           		     0

Other Assets:
  Deferred Service Contract			           170,323            185,800
  Due from Angellcom				                  35,000
  Loan to RD 220				                      28,649
  Due from related parties			            287,140      	     256,442
  Security deposits				                    3,113  	         	 3,113
                                        --------           --------
	Total Other Assets			                   524,225   	        445,355
                                        --------           --------
TOTAL ASSETS				                      $1,117,779      	  $1,326,435



LIABILITIES

Current Liabilities:
  Trade accounts payable		             $175,467           $245,386
  Current portion of other liabilities	  70,190   	         19,010
  Advance from Customers			              50,877   	         17,969
  Other accrued liabilities				             306 	           56,943
  Service Contract payable in stock		    13,100  	         196,400
                                        -------            -------
	Total Current Liabilities		            309,940  	         535,708



Other Liabilities:

 Accrued salaries, related payroll
	taxes, reimbursable expenses
	payable to officers			                 568,417   	        692,132
  Less:  Current portion				                  0 	          	     0
                                        ------- 	         --------
	Total Other Liabilities			             568,417   	        692,132
                                        -------           --------

TOTAL LIABILITIES				                   878,357          1,227,840

  Minority interests in
    consolidated subsidiaries			         20,000  	          20,000

STOCKHOLDERS' DEFICIENCY:
 Preferred Stock, $.002 par value;
	3,000,000 shares authorized;
	no shares issued or outstanding		             0          		     0

 Common Stock, $.001 par value;
	25,000,000 shares authorized;
	8,164,720 shares issued and
 outstanding at 12/31/97 &
 10,182,124 at 12/31/98.  		             10,182    	         8,165
  Common Stock options outstanding		     11,250   	         11,250
  Additional paid-in-capital		        1,927,969   	      1,378,485
  Deficit				                        (1,681,206)        (1,270,532)
                                     ----------          ---------
     Sub-Total				                      268,195   	         127,368
  Receivable from related entity for
	sale of common stock		                 (48,773)  	         (48,773)
                                       ----------          ---------

	Total Stockholders' Equity		            219,422   	         78,595
                                      ----------           --------

TOTAL LIAB. & STOCKHOLDERS' EQUITY		  $1,117,779      	  $1,326,435

                  WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
   	                 Consolidated Statement of Earnings
		                For the Period Ended, December, 31 1998



			                	                 Dec. 31, 1998     Dec. 31, 1997

REVENUES

  Net product sales				                  $205,979   	    $411,633
  Other Income				                          6,828   	      12,000
                                         --------         --------
	Total Revenues			                        212,807   	     423,633

COST OF SALES

  Product		                               113,686   	     246,638
			                                      --------        -------
 	Total Cost of Sales			                  113,686   	     246,638
						                                	  --------        -------
  Gross Profit				                         99,121   	     176,995

  Operating Expenses				                  259,442   	     217,444
						                                 	  -------         -------
	Income before Interest			               (160,321)  	     (40,449)
    Interest expense, net of
      interest income                      10,165        		   360
                                          -------         ------
  Income before taxes				                (170,486)  	     (40,809)
Provision for income taxes				                  0          (3,666)
							                                  --------         --------
	NET EARNINGS			                        ($170,486)       ($37,143)

Basic loss per share                         (.02)          (.001)

Weighted average shares
  outstanding for the period           10,168,831       8,164,720

                    Wireless Data Solutions, Inc. And Subsidiaries
   	                  Consolidated Statement of Cash Flows
			                  For The Period Ended December 31, 1998


                     					                 12/31/98          12/31/97
Operating Activities:
Net Income					                            ($170,486)        ($37,143)

Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
Depreciation and amortization
Prior period adjustments

Changes in Operating Assets and Liabilities:

(Decrease)in accounts receivable		            195,896   	    112,090
( Decrease) in inventor			                     	2,576   	     51,527
(Increase) in other assets			                  (3,992)
(Decrease)  in accounts payable		            (131,209)  	   (166,414)
Increase in advances from customers		          42,127
Increase in other payables			                   9,045        		  686
Decrease in deferred service contract	         11,810   	     10,300
							                                     ---------       --------
Net cash provided by operating activities	    (44,233)  	    (28,954)

Investing Activities:
Proceeds of miscellaneous assets			                 0 		           0

Financing Activities:
Increase (Decrease) in due
  from related parties				                      (2,132)  	    (12,000)
Decrease in due to related parties and
  related expenses				                          (1,000)
Increase in common stock options outstanding
Increase in related entity for sale of common stock
Decrease in minority interest in subsidiaries
Proceeds of issuance of common stock	            1,000
							                                       --------       --------
Net cash provided by financing activities	     (2,132)  	    (12,000)
							                                       -------        --------
Net increase in cash				                      (46,365)  	    (40,954)

Cash at beginning of period			                100,752   	     83,330
							                                      --------        -------
Cash at end of period				                     $54,387   	    $42,376

              Wireless Data Solutions, Inc. And Subsidiaries
		            Consolidated Statement of Stockholders' Equity
				              For The Period Ended December 31, 1998

	                    		                          Common         Additional
                                       Common    Stock Options  Paid-In
                                       Stock     Outstanding    Capital         Deficit        Total
Balance at September 30, 1998          $10,162     $11,250     $1,926,989      $1,510,720)   $437,681

Net Earnings for the period
   ended December 31, 1998					                                                  (170,486)   (170,486)
Stock issued to cancel debt to office       20      				              980                       1,000
						                                 		----	     -------      ---------	        --------    -------
Sub-Total		                             10,182      11,250      1,927,969      (1,681,206)    268,195
													                         --------      ------     ----------       ---------     -------
Receivable from related entity
    for sale of common stock						                                                            (48,773)
                                                                                             ---------
Balance at December 31, 1998           $10,182     $11,250     $1,927,969     ($1,681,206)   $219,422


                         Notes to Consolidated Financial Statements

Summary of Accounting Policies

   The summary of Wireless Data Solution's Inc. ("the company") significant accounting policies are incorporated by reference to the Company's Registration Statement filled on Form 10-SB, as amended, dated February 12.

   The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.


Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

   The company's current assets total $593,554 at December 31, 1998, a decrease of approximately $287,000 from December 31, 1997. Accounts receivable decreased approximately $380,000 reflecting a lower level of sales and collection of receivables which were from sales with extended payment terms. Inventory increased approximately $80,000 due to the fact that anticipated sales did not materialize. Those issues are summarized below under Results of Operations.

   Management believes that cash flow from operations, current cash balances, and the "credit line" available from Brian Watts, a major shareholder of the company will be sufficient to fund operations in the near future. The credit line available from Brian Watts is a factoring arrangement where by the company is advanced money against receivables. On December 31, 1998 Brian Watts was owed $24,500 by the company. The company's growth will remain constricted without new capital which is essential to investing in research and development, marketing and sales.

Results of Operations

   Revenues for the 1st quarter of fiscal year ending September 1999 were down $205,000. There were several factors responsible for the decline and the decline of prior months.

   Dinet introduced and sold a mapping product in the market place in 1998 which was subsequently discovered to have significant problems with the soft-ware's performance. The product was pulled from the market in September and totally redesigned. It will be ready for Beta testing in late February. The tesing will be completed by the end of the second quarter. The new product introduction is planned for the third quarter. There are numerous customers that have expressed significant interest in purchasing the redesigned product.

   Dinet tested the sale of dispatching software in 1998 with minimal success. It also created anxiety with the software providers that have historically provided Dinet with sales leads and referrals. They were concerned that Dinet would become a direct competitor and the number of referrals from them dropped significantly. Dinet has eliminated those software products from its product line. The President of Dinet has had meetings with the CEO's of each major software company reestablishing those vital strategic alliances.

   The sales pipeline for the company's products is 6 to 18 months. The loss of sales focus in 1998 significantly reduced the number of viable potential customers that the company had in its pipeline. Significant progress was made in both the first and second quarters in refilling the company's potential customer pipeline.

   A number of other areas have been addressed as well. Operating expenses have been reduced by eliminating some technical positions and replacing them with "outsourced" use of contract consultants with greater expertise at a lower cost. The company has refocused their research and development projects toward their core business segments. They have significantly improved the delivery of their service quality which had been severely impacted by the problems with the mapping software. They have also implemented a new sales management system.

   A loss of approximately $170,000 was recorded due to the decrease in revenues. However as mentioned above, significant progress has been made in refilling the sales pipeline.

   The company's cash position is up about $10,000 from December 31, 1997 due to the sale of stock in the second quarter of 1998 and the collection of receivables. Liquidity is discussed under liquidity and capital resources.

   The decrease in accounts receivable of approximately $380,000 is a reflection of lower sales and the collection of receivables.

   Inventory was up approximately $76,000 due to anticipated sales which did not materialize. The inventory will be used in the second quarter of fiscal 1999.

   Deferred service contracts were down approximately $15,000 which reflects that which was expensed in the period. The contract with Brian Blankenburg, for marketing services, is being amortized over three years. The contract with Dave Wood for public relations services is being amortized over five years. In both cases, the expense is spread over the anticipated useful life of the services rendered.

   The loans to Angellcom and RD220, which were for money's advanced to secure the license in Mexico to provide 220 MHz services, as of yet, have not been paid. $35,000 of the loan is secured by 10 220 MHz licenses located in the U.S. The anticipated payment date has been pushed back to March, which is when the final payment must be made on the licenses to the Mexican government.

   Due from related parties increased by approximately $31,000 which is primarily due from Heartland Diversified Industries, Wireless Data Solutions largest shareholder. The increase in the receivable is a combination of accrued interest on the sale of Bernard, Lee & Edwards Securities and management services provided by Wireless Data Solutions. Mike McLaughlin, CEO and President of Wireless Data Solutions, and Pat Makovec, its Treasurer, are also officers of Bernard, Lee & Edwards, and Mr. McLaughlin is a director of the firm which is the reason Bernard, Lee & Edwards has been charged management fees. Bernard, Lee & Edwards Securities is a NASD member firm formerly owned by Wireless Data Solutions, which was sold to Heartland Diversified Industries for $164,000. The loan carries a 7 percent interest rate.

   The $70,000 reduction in trade payables reflects the lower level of sales activity. Advances from customers have increased approximately $33,000 because of orders waiting to be filled at the end of the 1st quarter.

   The service contract payable in stock decreased because the stock had been issued to Mr. Blankenburg and Mr. Wood for consulting services described under Deferred Consulting Service above. The $13,100 represents an additional amount which is due Brian Blankenburg in stock for services rendered as president of Dinet.

   Accrued salaries, related payroll taxes, and reimbursable expenses payable to officers was reduced by approximately $124,000. Mr. McLaughlin, CEO and president of Wireless Data Solutions and Brian Watts former general manager of Dinet took stock in place of money to satisfy some or all of funds due them.

Financial Condition

    Cash holdings for the quarter ended December 31, 1998 increased approximately $12,000 over the corresponding quarter in 1997. This increase was due to the reduction of accounts receivable and funds which had been provided by the sale of common stock in January of 1999.

Related Party Transactions

   In November 1998 Pat Makovec exercised 20,000 options at $0.05. The options when issued were at or "above" fair market value.


Subsequent Events

    There are no subsequent events to report.


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


February 12,1999              WIRELESS DATA SOLUTIONS, INC.

                              /s/ Michael B. McLaughlin

                              Michael B. McLaughlin
                              President & Chief Executive Officer