Form 10-Q
period 1999-03-31
WIRELESS DATA SOLUTIONS INC
filed 1999-05-14
CIK 1043473

UNITES STATES
              SECUTITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           Form 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the period ended March 31, 1999

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

                   2233 Roosevelt Road, Ste. 5
                      St. Cloud, MN 56301
            (Address of principal executive offices)

                      (320) 203-7477
                (Issuer's telephone number)

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

There were 10,182,124 shares of the Issuer's common stock outstanding as of May 13, 1999.

PART I

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Balance Sheet
March 31, 1999

ASSETS
	                        			                  3/31/99	          3/31/98
				                                        (Unaudited)       (Unaudited)

Current Assets:
  Cash and cash equivalents	                 		$49,342       	 $160,472
  Trade accounts receivable, net of
	$80,292 estimated allowance for
	doubtful accounts	                          		317,230       	  844,375
  Prepaid expenses				                          39,167              		0
  Inventory				                                178,925 	        162,537
                                                -------         -------
	Total Current Assets		                       	584,664       	1,167,384

Fixed Assets:
  Office fixtures and equipment		               	15,033 	    	   15,033
  Leasehold Improvements		                      	12,894 	        12,894
                                                 ------          ------
  Sub-Total				                                  27,927 	        27,927
					                                           	------          ------
  Less:  Accumulated Depreciation
     and Amortization			                        	27,927      	   27,927
                                              ---------          --------
	Net Fixed Assets			                                  0		             0

Other Assets:
  Prepaid service contract		                    	58,513 		       111,936
  Due from related parties		                    290,009 	        252,625
  Due from Angellcom			                          35,000	             		0
  Due from RD220		                             		28,649               	0
  Allowance for loan losses		                   	63,649	             		0
  Security deposits				                           3,113 		          3,113
                                                --------         --------
	Total Other Assets		                           451,635	      	   367,674
                                               --------          --------
TOTAL ASSETS          			                    $1,036,300        $1,535,058


LIABILITIES

Current Liabilities:
  Trade accounts payable		                     $222,450		        $260,896
  Payable in stock			                            70,800 	            		 0
  Current portion of other liabilities	         	71,948	            7,800
  Advance from Customers		                       22,478            79,852
  Other accrued liabilities		                     1,640 	           7,247
                                               -------             -------
	Total Current Liabilities	                     389,316		         355,795

Other Liabilities:

  Accrued salaries, related payroll
     taxes, reimbursable expenses
     payable to officers		                      568,417	          657,633
  Less: Current portion of accrued
	salaries & related taxes	                            0 			             0
                                               ---------        ---------
	Total Other Liabilities		                      568,417 	     	   657,633
					                                         ---------        ---------
TOTAL LIABILITIES                	              957,733		       1,013,428

  Minority interests in consolidated
	subsidiaries			                                 20,000	            20,000

STOCKHOLDERS' DEFICIENCY:
  Preferred Stock, $.002 par value;
        3,000,000 shares authorized;
        no shares issued or outstanding		             0 	             		 0
  Common Stock, $.001 par value;
	25,000,000 shares authorized;
	9,518,720 shares issued and
	outstanding at 3/31/98 &
        10,182,310 at 3/31/99.		               	10,182	              9,519
  Common Stock options outstanding	            	11,250		            11,250
  Additional paid-in-capital		               1,927,969       		  1,735,381
  Deficit				                               (1,842,061)      		 (1,205,746)
                                            ----------            ---------
     Sub-Total				                             107,340 	           550,404
  Receivable from related entity for
	sale of common stock		                        (48,773)            (48,773)
					                                          --------            --------
	Total Stockholders' Equity	                   (58,567)		          501,631
					                                         ---------           ---------

TOTAL LIAB. &
 STOCKHOLDERS' EQUITY  		                   $1,036,300	       	 $1,535,058

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Earnings
For the Period Ended, March 31, 1999


                              				              3/31/99    		   3/31/98
				                                          (Unaudited)	  	 (Unaudited)
REVENUES

  Net product sales			                          $643,137	    	 $1,010,681
  Other Income				                                11,147	          27,279
		                                            				------         -------
	Total Revenues			                               654,284		      1,037,960

COST OF SALES

  Products				                                   316,034          477,861
				                                           		------           ------
 	Total Cost of Sales		                          316,034	         477,861
			                                            			------          ------
  Gross Profit				                               338,250	         560,099

  Operating Expenses			                          653,903	         509,050
					                                            ------            ------
	Income before Interest		                       (315,653)		        51,049
  Interest expense, net of interest income       	15,588 	         14,993
                                                 -------           ------
  Income before taxes			                        (331,241)	         36,056
Provision for income taxes			                          0 		         8,414
                                               --------           -------

	NET EARNINGS			                               ($331,241)	        $27,642

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Cash Flows
For The Period Ended  March 31, 1999 and 1998


                           				               3/31/99	            3/31/98
Operating Activities:
Net Income				                               ($331,241)            $27,642

Changes in Operating Assets and Liabilities:

Decrease in accounts receivable		             148,160             (82,789)
Decrease in inventory		                        89,332              78,198
Increase in other assets		                    (39,167)              		  0
Decrease in accounts payable			               (84,326)	          (150,904)
Increase in advances from customers	         	 13,728	            (17,969)
Increase in other payables			                  69,837   	        (176,768)
Decrease in deferred service contract	       	 23,620		            84,164
				                                        		-------             -------
Net cash provided by operating activities    	170,055 	          (238,426)

Investing Activities:
Proceeds of miscellaneous assets		                  0 	                 0

Financing Activities:
Increase in due from related parties	        	 (5,002)             (8,183)
Increase in loan allowance	                	 	 63,649	                  0
Increase in due to related parties and
	related expenses		                            (1,000)	           (34,499)
Proceeds of issuance of common stock		          1,000       		    358,250
	                                               -------            -------

Net cash provided by financing activities	     58,647        	    315,568
	                                        					-------             -------

Net increase in cash				                      (51,410)              77,142

Cash at beginning of period		                 	100,752		            83,330
	                                             --------              ------
Cash at end of period			                      	$49,342		          $160,472

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Period Ended March 31, 1999

                               					  	    	Common 	         	Additional
			                               Common		  Stock Options	    Paid-In
			                          	   	Stock	   	Outstanding      	Capital 	      Deficit	        Total

Balance at September 30, 1998  		$10,162    	$11,250 	         $1,926,989    ($1,510,720)     $437,581


Net Earnings for the period
      ended March 31, 1999				                                                (331,241)       (331,241)
Stock issued to cancel debt
  to officer                    	    20 	                	           980 		                     1,000
		                               -------     -------         ------------      ----------     ---------
Sub-Total			                     	10,182		    11,250	          1,927,969      (1,842,061)      107,340


Receivable from related entity
      for sale of common stock						                                                           (48,773)
	                                                                 											                  --------
Balance at March 31, 1999	        $10,182     $11,250         $1,927,969       ($1,841,961)    ($58,567)


Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Period Ended March 31, 1998

                           					                Common 		       Additional
			                               Common	      	Stock Options	  Paid- In
 			                              Stock        	Outstanding     Capital	         Deficit         Total

Balance at September 30, 1997   		$8,165 	        $11,250      	$1,378,485     	($1,233,388)    	$164,512


Net Earnings for the period
      ended March 31, 1998				                                                      27,642 	        27,642
Issuance of common stock
Exercise of common stock options
Stock issued for service contracts	    480 	   	                  112,387                         112,867
Private placement		               	    724 			                    210,159                         210,883
Stock issued to cancel debt to officer	150 	                       34,350 		                      34,500
Prior period adustment
                                  --------         ------         -------         --------      -------
Sub-Total		                       		 9,519      		 11,250	      1,735,381        (1,205,746)	     550,404

Receivable from related entity
     for sale of common stock				                                                                  (48,773)
												                                                                                        -------
Balance at March 31, 1998	         	$9,519 	      $11,250	     	$1,735,381     	 ($1,205,746)	    $501,631


Notes to Consolidated Financial Statements

Summary of Accounting Policies:
The summary of Wireless Data Solution's Inc. ("the company") significant accounting policies are incorporated by reference to the Company's Registration Statement filed on Form 10-SB, as amended, dated February 12, 1998.

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Company Background Information:
The following background information is deemed important in conjunction and context with the data provided in the financial statements for the period ending March 31, 1999.

Dinet, Wireless Data Solutions' wholly owned subsidiary, sales the 2nd half of fiscal year 1998 were down (-) 52% for the same time frame in FY 1997. (The fiscal year is October through September, the 2nd half of FY 1998 runs from April through September). As the board reviewed Dinet sales projections for the first quarter of FY 1999 (October-December), it was clear that this alarming decline in sales was projected to continue. Most concerning was that Dinet's sales pipeline was at a very low point. (The sales pipeline is defined as those customers that have been qualified to purchase, have indicated that they intend to purchase from Dinet, and have provided an approximate time frame when they will make this purchase). It was apparent to the board that both management and strategy changes were required for Dinet to correct these business problems.

Subsequently, on September 13, 1989 Brian Blankenburg, a board member of WDS and a partner in a national business consulting company, agreed to take a leave of absence from his consulting business, and accepted the position as President of Dinet. He had broad experience as an executive in strategic business planning, marketing and sales management with three fortune 200 companies, as well as special expertise in managing business turn-arounds. In turn, he named Nicholas Watts as General Manager. Prior to his promotion, Mr. Watts had been with Dinet as director of operations and purchasing. He also had increasingly assisted in sales and marketing management.

On February 24, 1999, Mike McLaughlin was replaced as CEO, Board chairman and president of WDS and as Board chairman and secretary of Dinet.

Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources:
The company's current assets totaled $584,664 on March 31, 1999.
This was a decrease of approximately $582,720 from March 31, 1998.

One of the first goals of the new management team was to significantly improve the enforcement of Dinet's terms of payment policy. The goal was to improve cash flow and reduce outstanding Accounts Receivable. As a result, Accounts Receivable were reduced approximately $557, through the collection of past due accounts and the reconciliation of customer problems, with a product that Dinet had introduced at the beginning of 1998.
Analysis conducted in conjunction with this goal identified two large balances that were deemed uncollectable. Consequently, "Allowance for Bad Debts" were increased in anticipation of this fact, and this information is summarized under the "Results of Operations. "Cash Decreases" of approximately $110,000 accounted for the second largest reduction of current assets.

The balance of the change in assets was due to a small increase in Inventory that was associated with a management decision that this was
an essential factor for  improving customer service.   This was a part
of an overall business strategy to improve sales based upon the fact that existing customer referrals were determined to be an important part of "new customer sales," and that a decline in customer service had resulted in a decline of customer referrals.

Management believes that cash flow from operations and current cash balances will be sufficient to fund operations and expenses for the near term. The company also has a "credit line" to factor receivables available from Brian Watts. Mr. Watts is a major shareholder in WDS. At 2nd quarter end, approximately $24,500 was owed to Brian Watts compared to $122,000 at year end.

Management believes that to achieve the desired growth, they will have to pursue equity financing, which will allow them to pursue new products and new markets.


Results of Operations:
Revenues for the 2nd quarter ending March 31, 1999 were down approximately $173,000 compared to the second quarter of 1998.

As indicated in the "Company Background Information" section of this report, the second half of 1998 revealed an alarming sales decline trend in Dinet sales. The company's sales for the 2nd half of FY 1998 were down approximately $600,000 or (-)52% for the same time frame in FY 1997. The sales cycle for Dinet typically runs from 6-18 months. This is the time required to complete a sale. The sales projections for the 1st quarter of FY 1999 (October through December) revealed a continuation of this trend. Subsequently these concerns unfortunately proved true when 1st quarter FY 1999 sales were down approximately $200,000 or (-) 50% from 1st quarter FY 1998. It was the basis of this projection that the management changes previously reviewed in the "Company Background Information" section of this report were made.

The first action of the new management team was an analysis of Dinet's business. Based upon this, a diagnosis was made that the dramatic decrease in the sales pipeline was caused by a serious drift from the company's core business, which was the construction industry. A second action was to make the difficult decision to pull from the market and redesign Dinet's fleet vehicle tracking product that had been introduced in fiscal year 1998 and had been plagued by numerous on-going product performance problems
(these accounted for some of the Accounts Receivable" problems discussed in the narrative on receivables in this report. A third decision was to improve customer service which had been hampered by both the customer problems created by the sale of the vehicle tracking product, and the necessity to assign limited technical resources to solve these problems at the expense of servicing customer needs in the core business. A fourth action was to reduce operating expenses through a 30 percent reduction in personnel and operating costs, and at the same time, increase margins through a dramatic reduction in the discounts provided for customers as a purchase incentive.

As predicted in FY 1999 1st quarter sales were down (as projected) approximately 50% from FY 1998. While sales rebounded in the 2nd quarter, the result was that total sales revenues for the first six months of FY 1999 were down $383,676 as compared to the first six months of FY 1998. However, at the end of the 2nd quarter ( January - March 31, 1999) the sales backlog for the 3rd quarter (April through June) was approximately $210,000. This is a strong indicator that the new business strategies developed and implemented were working after three straight quarters of significant losses.

The decline in total revenues needs to be viewed in the context that for the 2nd half of 1998 total sales declined dramatically to approximately $500,000 for both the 3rd and 4th quarters. In the 3rd quarter of 1999 sales are expected to be between $450,000 and $500,000. The rebound in sales as the sales pipeline continues to be refilled should result in final revenue figures for 1999 that approximate 1998. From another perspective, if Dinet's FY 1999 1st quarter sales had not been so low (continuing the trend from the last two quarters of FY 1998), the company would have a slight sales increase over 1998. The point being that the new business strategies are working and that a fundamental difference between 1998 & 1999 is that in the 2nd half of 1998 sales were declining. In the 2nd half of 1999 sales are increasing.

A result of the cost reduction strategies implemented in the 1st quarter was a reduction of "Operating Expenses" by approximately $10,000 per month for the 2nd quarter FY 1999 as compared to 2nd quarter 1998. This reduction is not apparent from the financial data presented. The financials show increased expenses, however the expense increases are due to the write downs of receivables and loans. Write downs of this magnitude are unusual for the company. The down side of the expense reduction was a shortage of engineering time needed to produce products sufficient to meet new sales demands.
However this was a short term trade off decision that management conscientiously made to reduce costs. Now that the sales pipeline has been sufficiently refilled, it is expected that in the near term, expense will increase in both the sales and engineering area as the company continues to grow the business. Those increases are predicated on the anticipated cash flow increase resulting from increased sales revenues.

From an operations viewpoint, the company was at a near break even in the 2nd quarter, with a profit of approximately $1,000. However the unusual expenses in connection with to the management change and a substantial write down of assets associated with prior months activities, significantly cloud the progress made in recent months. Legal fees of $10,000 were incurred during the quarter, which were associated with the management change. The Accounts Receivable write down of $13,000 was associated with defective product shipped over one year ago. The Accounts Receivable Allowance was increased approximately $75,000 because some old receivables were deemed uncollectable. Loans to RD220 and Angellcom were thought to be questionable, as such a reserve of $63,649 was established. To gather those items totaled $161,649 which reduced the possible $1,000 profit to approximately $160,000 in losses. The significant point derived from the analysis of these accounts is that the company has developed a positive cash flow.

In conjunction with the analysis conducted by the new management team of short term Dinet business problems that needed to be overcome long term growth strategies were also evaluated. In order to exploit other growth opportunities available through Dinet's technology and products, the realization was that it was essential that Dinet acquire growth capital. This requirement had always been assumed by the chairman and CEO of Wireless Data Solutions, Inc., Mike McLaughlin. The WDS board, in reviewing the inability of the corporation to accomplish this objective, accompanied by the significant decline in sales revenues in Dinet in 1998, made the difficult decision to ask for the resignation of Mike McLaughlin as chairman, CEO, and president of WDS in February , 1999. He subsequently refused to resign, but was removed as chairman, CEO and president by a majority vote of the board. Pat Makovec replaced him as chairman. Brian Blankenburg assumed the additional responsibilities of CEO/president of WDS, along with his responsibilities as president of Dinet.

According to Mike McLaughlin, a termination agreement exists between Mike McLaughlin and WDS, which would require the company to immediately pay all outstanding salary (accruals and otherwise), along with one years severance pay and health insurance. If it were deemed that he was removed for cause, relating to the execution of his job responsibilities, the severance would be disallowed. As of March 31, 1999 WDS owed Mr. McLaughlin, according to Mike McLaughlin, approximately $260,000 in unpaid salary. Mike McLaughlin's severance package would total approximately $98,000. However, John Doubek, the attorney representing WDS in the management change and related issues, feels there are enough legal issues, questions, and facts that will demonstrate Mike McLaughlin is not entitled to the severance package or even the accrued salary. In keeping with the legal assessment of the situation, management does not feel obligated to record a current expense in the matter.

The company engaged the service of John Doubek to provide the legal service required to complete this management change as they relate to Mr. McLaughlin. The costs associated with this are estimated to be $40,000. He has agreed to accept stock in payment for his services. The fair market value of the stock was $0.10 per share at the time of the legal representation agreement. This translates to 400,000 shares of common stock that will be issued for legal fees.

At the same time, Brian Blankenburg was issued 100,000 shares of common stock as an incentive to join Wireless Data Solutions, Inc. as president & CEO, and Dinet as president. The value of the stock agreement was $10,000. The fair market value of stock at the time of the transaction was $0.10 per share. Mr. Blankenburg agreed to a beginning salary far below the rate commanded by his ability and experience. He has agreed to serve in these capacities for no less than one year.

WDS has loans outstanding to Angellcom International, Inc. and RD220. The net realizable value of which are minimal. An allowance for the total amount of $63,649 has been established. Requests for payment have been made. However, there are no indications that payment will be forthcoming. The debtors have alleged that certain terms & conditions of the agreement were not respected by WDS, thus WDS was not in compliance with the oral and written agreements. WDS makes the same assertions. Efforts to resolve the situation will be continued.

Cash holdings for this period compared to the same period in 1998 declined approximately $110,000. The company incurred major cash losses during the second half of 1998 and the first quarter of 1999. Substantial losses were also incurred in the second quarter of 1999, however the company maintained a positive cash flow in the second quarter.

Prepaid expenses increased by approximately $39,000 over the period ending March 31, 1998. $30,000 of the prepaid expenses are legal fees which have not yet been performed by Mr. Doubek, but are expected to be performed over the next six months. The legal fees are associated with the management change and attending issues. $9,167 of prepaid is the salary incentive for Brian Blankenburg which is unamortized. The salary incentive will be amortized over a period of year which is the minimum agreed upon term of employment for Mr. Blankenburg.

Prepaid service contracts have increased over 1998 because additional services were contracted after March 31, 1998. Marketing services performed by Mr. Blankenburg were done prior to his becoming an employee and are being amortized over three years. The contract performed by Mr. Dave Wood for public relation services is being amortized over five years. In both instances the expense is spread over the anticipated useful life of the services rendered.

Due from related parties increased by approximately $43,000 since March 31, 1998. The increase was for certain management services performed for Bernard, Lee & Edwards on behalf of Heartland Diversified Industries. Also, interest at the rate of 7% was charged to Heartland Diversified for moneys owed as a result of Heartland's purchase of Bernard, Lee & Edwards. A shareholder of WDS initiated a derivative and class action suit against Heartland Diversified Industries on behalf of himself and all shareholders of SOLU. In that suit, he is requesting $332,773 in contract damages, any recovery will flow directly to WDS. Heartland Diversified Industries is controlled by Mike McLaughlin, who is Board Chairman, president, and who has a very large stock position in Heartland. Heartland owns in excess of 1,600,000 shares of WDS.

The value of loans to Angellcom and RD220 are thought by management to be minimal. The net realizable value, considering attorney fees and other costs of collection, should WDS proceed with litigation, is believed to be insignificant. Other discussions of this matter is referenced above in the discussion of operating expenses.

The payable in stock is owed to Brian Blankenburg and John Doubek. Mr. Doubek is owed 400,000 shares for legal services relating to the management change and related issues. Mr. Blankenburg earned approximately 199,000 shares under an arrangement in connection with his employment as president of Dinet. During the period in September 14, 1998 to February 26, 1999, Mr. Blankenburg earned $1,500 per week, $500 was paid by check and $1,000 was paid in stock, based on the average stock price during that week. When assuming the role of CEO and president of WDS, he was granted 100,000 shares as an incentive to assume a salary at less than market for his ability and experience.

Approximately 699,000 shares of common stock will be issued to satisfy the obligations detailed in the discussion of the "Payable in Stock" account above.

Financial Condition:
Cash holdings for the period declined approximately $110,000 to March 31, 1998. The decrease was a direct result of a serious sales decline starting in the 3rd quarter of 1998. The decline is beginning to reverse in the 2nd quarter of 1999.

Related Party Transactions:
Brian Blankenburg received 100,000 shares of common stock as an incentive to assume the role of president and CEO of WDS at a salary of $60,000. The salary is below standard for someone of his knowledge and experience, particularly considering he also functions as president of Dinet.

Subsequent Events:
No subsequent events to report.

Forward Looking Statements:
The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future and possible further capitalization of the Company. These forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to such current expectations involve judgments with respect to, among other things, future market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond and control of the Company. Although the Company believes that the assumptions could be inaccurate and therefore there can be no assurance that assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forwardrein, the inclusion of such information should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved.

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

 (b)  Forms 8-K filed during the last quarter.  One, March 3, 1999.





                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 14, 1999                  WIRELESS DATA SOLUTIONS, INC.

                              /s/  Patrick Makovec

                              Patrick Makovec
                              Board Chairman