Form 10-Q
period 1999-06-30
WIRELESS DATA SOLUTIONS INC
filed 1999-07-27
CIK 1043473

UNITES STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                Form 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the nine-month period ended June 30, 1999

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD
FROM  _______ TO ______ .

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

There was 10,182,124 shares of the Issuer's common stock outstanding as of July 27, 1999.

Wireless Data Solutions, Inc. and Subsidiaries
Consolidated Statement of Earnings
For the Period Ended, June 30, 1999

                                 				June 30, 1999		   June 30, 1998
			                                  	(Unaudited)		    (Unaudited)
REVENUES

  Net product sales	                 	$1,145,667 		     $1,408,672
  Other Income		                         	11,317 		         43,221
                                       --------         ---------
	Total Revenues	                      	1,156,984 		      1,451,893

COST OF SALES

  Products		                             538,372        			673,371
	                                       --------         --------
 	Total Cost of Sales	                   538,373 	       		673,371
			                                    	--------          -------
  Gross Profit	                        		618,611        			778,522

  Operating Expenses	                   	883,078 			       793,895
		                                       -------          -------
	Income before Interest               	(264,467)		       	(15,373)
  Interest expense, net of
     interest income                     16,713          			23,130
                                        --------          --------
  Income before taxes	                 (281,180)	  	       (38,503)
Provision for income taxes                  	 0 			              0
                                       ---------         ---------
	NET EARNINGS	                       	($281,180)	 	       ($38,503)
Basic loss per share	                    	(0.03)	           		0.00

Weighted average shares
      outstanding                     10,175,457 	     	 9,176,050

Wireless Data Solutions,Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 1999

ASSETS
                             				   June 30, 1999     	June 30, 1998
				                                (Unaudited)        		(Unaudited)

Current Assets:
  Cash and cash equivalents	            $62,491 	         	$148,315
  Trade accounts receivable, net of
    $80,292 and $6,000 respectively
    estimated allowance for 	          	328,807            	761,639
   doubtful accounts.
  Prepaid expenses		                     32,765 	               0
  Inventory			                         	159,729            	113,764
                                       --------           ---------
	Total Current Assets	                  583,792           1,023,718

Fixed Assets:
  Office fixtures and equipment	         15,033 	            15,033
  Leasehold Improvements		               12,894            		12,894
  Sub-Total			                          	27,927 	           	27,927

  Less:  Accumulated Depreciation
     and Amortization		                  27,927            		27,927
                                        -------              ------
	Net Fixed Assets                           		0            		     0

Other Assets:
  Deferred service contract	            146,704 	           202,700
  Due from related parties	             290,413 	           280,442
  Loan to RD220			                       28,649
  Due from Angellcom		                  	35,000            		37,500
  Allowance for loan losses	            	63,649
  Security deposits	                   		 3,113 		            3,113
                                         ------             -------
	Total Other Assets	                     440,230    	       523,755
                                         -------            -------
TOTAL ASSETS 			                      $1,024,022 	       $1,547,473
				                                  ==========         ==========

LIABILITIES

Current Liabilities:
  Trade accounts payable	               $143,753 	      	$227,680
  Payable in stock			70,800
  Current portion of other liabilities  	 58,091 	      	  83,853
  Advance from Customers	                	52,620 		         8,176
  Other accrued liabilities		              1,713 		         2,146
                                          ------            ------
	Total Current Liabilities               326,977 	         321,855

Other Liabilities:

  Accrued salaries, related payroll
    taxes, reimbursable expenses
    payable to officers		                 568,417       		604,882
  Less:  Current portion		                     0 	       	      0
                                              ---            ---
	Total Other Liabilities	                 568,417       		604,882
			                                       -------        -------
TOTAL LIABILITIES		                       895,394       		926,737

  Minority interests in
      consolidated subsidiaries	           20,000 	        20,000

STOCKHOLDERS' DEFICIENCY:
  Preferred Stock, $.002 par value;
     3,000,000 shares authorized;
     no shares issued or outstanding           	0 		           0
  Common Stock, $.001 par value;
     25,000,000 shares authorized;
     10,057,124 shares issued and
     outstanding at 6/30/98 &
     10,182,310 at 6/30/99.	               10,182     		   10,057
  Common Stock options outstanding         11,250 		       11,250
  Additional paid-in-capital	           1,927,969     		1,900,094
  Deficit		                            (1,792,000)	    (1,271,892)
                                       ----------     ----------
     Sub-Total			                         157,401  	   	  649,509
  Receivable from related entity for
     sale of common stock            	    (48,773)		      (48,773)
	                                         ------      ----------
	Total Stockholders' Equity               108,628 		      600,736
				                                      -------      ----------
TOTAL LIAB.& STOCKHOLDERS' EQUITY      $1,024,022    		$1,547,473
				                                   ==========     ==========

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Cash Flows
For The Period Ended June 30, 1999

				                                 June 30, 1999   		June 30, 1998
Operating Activities:
Net Income			                         	($281,180)      		($38,503)

Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization
Prior period adjustment

Changes in Operating Assets and Liabilities:
Decrease in accounts receivable           136,583             (53)
Decrease in inventory		                   108,529         126,971
Increase in other assets		                (32,765)	      	      0
Decrease in accounts payable	            (163,023)	       (184,120)
Increase in advances from customers	       43,870 	         (9,793)
Increase in other payables		               56,053 	       (185,668)
Decrease in deferred service contract	     35,429        		 (6,600)
					                                     -------       ----------
Net cash provided by
    operating activities              		 ($96,504)	      ($297,766)

Investing Activities:
Proceeds of miscellaneous assets

Financing Activities:
Increase in due from related parties       (5,406)	        (36,000)
Increase in loan allowances		              63,649 	        (37,500)
Increase in due to related parties and
  related expenses			                      (1,000)	        (87,250)
Proceeds of issuance of common stock	       1,000        		523,501
				                                        ------       --------
Net cash provided by financing activities  58,243 	       	362,751
					                                      ------        -------
Net increase in cash		                    (38,261)	         64,985

Cash at beginning of period	           	  100,752        		 83,330
					                                      -------          ------
Cash at end of period			                  $62,491 	       $148,315
				                                   	  =======         =======

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Period Ended June 30, 1999


					         	                                      	Common 		           Additional
					                                     Common		    Stock Options	      Paid-In
					                                     Stock		     Outstanding	        Capital	      	  Deficit		       Total
Balance at September 30, 1998		          $10,162      	$11,250 	          $1,926,989       ($1,510,720)	   $437,581

Net Earnings for the period ended June 30, 1999			                                       		(281,180)	      (281,180)
Stock issued to cancel debt to officer		    20 				                               980 			                   1,000

Sub-Total				                            	10,182     		 11,250 	          1,927,969	        (1,791,900)	    157,401

Receivable from related entity for sale of common stock				                                                (48,773)

Balance at June 30, 1999	             		$10,182       		$11,250 	        $1,927,969        ($1,791,900)    $108,628

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Period Ended June 30, 1998


	                            						                  Common 		        Additional
					                                      Common	  	Stock Options		  Paid-In
					                                      Stock		   Outstanding		    Capital		    Deficit		       Total
Balance at September 30, 1997		           $8,165    		$11,250 		     $1,378,485    ($1,233,388)    $164,512

Net Earnings for the period ended June 30, 1998							                      	          (38,503)	    (38,503)
Issuance of common stock
Exercise of common stock options
Stock issued for service contracts	         	 830 				                  224,170 			                225,000
Private placement				                         724 				                  210,526 			                211,250
Stock issued to cancel debt to officer		      338 				                   86,912 			                87,250
Prior period adustment

Sub-Total				                              10,057 	  	 11,250 		       1,900,093	   (1,271,891)	   649,509

Receivable from related entity for sale of common stock										                                  (48,773)

Balance at June 30, 1998		                $10,057	   	$11,250        		$1,900,093	  ($1,271,891)	 $600,736

Part I
Notes to Consolidated Financial Statements

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

Company Background Information:
The following background information is deemed important in conjunction and context with the data provided in the financial statements for the period ending June 30, 1999.

Revenues for the nine month period ended June 30, 1999 compared to the same period in 1998 were down approximately $295,000. However there are very strong indications that the negative trend in sales has been reversed. The downward trend began the 2nd half of fiscal year 1998 and continued through the first quarter of fiscal year 1999. Revenues started increasing in the 2nd quarter of 1999.

Management feels strongly that the changes in management and strategy have paid dividends and the company expects to maintain an upward trend in revenues. Clearly there has been an improvement in the corporate image. This is reflected by the increase in referrals and quality of the testimonials when potential customers check references.

Management's discussion and Analysis or Plan of Operation

Liquidity and Capital Resources:
The company's current assets totaled $583,792 on June 30, 1999. This was a decrease of approximately $440,000 from June 30, 1998.

The component of current assets which comprised the majority of this reduction was accounts receivable which decreased approximately $433,000. There were a number of reasons for the decline, not the least of which was the resolution of disputes with customers. A number of Automatic Vehicle Location systems had been shipped, which were not working. All those systems were replaced and the customers subsequently paid. By changing to a service orientated philosophy, the company expects to avoid similar problem unts were determined to be uncollectable and were turned over for collection. Consequently "Allowance for Bad Debts" was increased to reflect the best estimate of recoverable costs.

The balance of the change in assets was an increase in inventory and a decrease in cash. The inventory increase reflects the anticipation of increased sales vs. declining sales. The cash position was down by approximately $86,000. The decline is a direct reflection of the cash consumption due to losses in the second half of 1998 and the first half of 1999.

Management believes the current trend of increased sales and revenue and the resulting cash flow, along with current cash balances will be sufficient to fund operations and expenses for the near term. The company also has a "credit line" to factor receivable available from Brian Watts. Mr. Watts is a major shareholder in WDS. At June 30, 1999 Mr. Watts was owed $13,000 compared to $122,000 at the beginning of the first quarter.

Management continues to believe that to achieve the desired growth, they will have to pursue equity financing. Additional financing will allow them to pursue new products and markets.

Results of Operations:
Revenues for the 3rd quarter ending June 30th, 1999 were up approximately $90,000 compared to the 3rd quarter of 1998. The 21% increase in revenue compared to the 3rd quarter of 1998 combined with a $47,000 reduction in operating expenses for the period, allowed the company to post a $50,000 profit for the third quarter. The year to date figures show that revenues were down by $300,000 and compared to the nine month ending June 30, 1998. Losses for the period ending June 30, 1999 exceeded the losses for by approximately $243,000. The numbers are a direct reflection of the disastrous 1st quarter and the weak 2nd quarter of 1999. Those quarters also reflect what management believes was the end of a downward trend and the beginning of an upward trend in revenues and earnings.

As previously addressed under management's discussion and analysis cash holdings declined $86,000, a direct reflection of earlier period losses.

Prepaid expenses reflect the unamortized portion of fees which were paid to Mr. John Doubek and Mr. Brian Blankenburg. Mr. Doubek has and will provide legal services relating to the management change and attending issues. The total of those fees were estimated to be $40,000. 400,000 shares of common stock will be issued to pay for those services Mr. Brian Blankenburg agreed to accept the positions of President of Dinet and Wireless Data Solutions for a salary far below what a person of his experience and be issued 100,000 shares of the company's common stock, which was offered as an incentive. He will serve in those capacities for a period of no less than one year.

The deferred service contract has been reduced by approximately $56,000 compared to June 30, 1998. Mr. Brian Blankenburg, President of Wireless Data Solutions, had performed certain marketing services prior to his becoming an employee. The value of those services are being amortized over three years. A contract with Mr. David Wood for public relations services is being amortized over 5 years. In both cases the expense is being amortized over the anticipated useful life of the services provided.

Due from related parties increased approximately $10,000 over the prior period end June 30, 1999. The increase was due to certain management services provided for the benefit of Heartland Diversified Industries and or interest charged on the sale of Bernard, Lee and Edwards to Heartland. A shareholder on WDS initiated a derivative, class action suit against Heartland Diversified Industries on behalf of himself and all the shareholders of WDS. In that suit he is requesting $332,773 in contract damages, any net recovery will flow directly to WDS. Heartland Diversified Industries is controlled by Mike McLaughlin, who is Board Chairman and President, and who has a very large stock position in Heartland.
Heartland owns in excess of 1,600,000 shares of WDS stock.

The value of the loans to Angellcom and RD 220 are thought to be minimal . The net realizable value, considering cost of collection and or legal fees, should WDS proceed with litigation, is believed to be insignificant.

Accounts payable was reduced by approximately 84,000 which is a direct result of Dinet's improved financial health.

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

Financial Condition:
Cash holding for the period declined approximately $84,000 compared to June 20, 1998. The decrease was a direct result of a serious sales decline starting in the 3rd quarter of 1998. The decline began to reverse in the 2nd quarter of 1999. In March cash holding should increase just as WDS was profitable in the 3rd quarter of fiscal 1999.

Related Party Transactions:
Brian Blankenburg received 100,000 shares of common stock as and incentive to assume the role of president and CEO of WDS at a salary of $60,000. The salary is below standard for someone of his knowledge and experience, particularly considering he also functions as president of Dinet.

Subsequent Events:
No subsequent events to report.

Forward Looking Statements:
The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future and possible further capitalization of the Company. These forward-looking statements contained herein are based on current expectations that involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond and control of the Company. Although the Company believes that the assumptions could be inaccurate and therefore there can be no assurance that the forward looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved.

PART II

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

None; not applicable.

Item 3.  Defaults Upon Senior Securities

     There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, of any other material default not cured within 30 days with repect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

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


July 27, 1999                  WIRELESS DATA SOLUTIONS, INC.

                                      /s/  Patrick Makovec

                                      Patrick Makovec
                                      Board Chairman