Form 10-K
period 1999-09-30
WIRELESS DATA SOLUTIONS INC
filed 2000-01-12
CIK 1043473

UNITES STATES

                       SECUTITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September, 30, 1999

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

                            2233 Roosevelt Road
                                Suite  # 5
                            St. Cloud, MN 56301
                   (Address of principal executive offices)

                              (320)203-7477
                       (Issuer's telephone number)

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

There was 10,182,124 shares of the Issuer's common stock outstanding as of September 30, 1999.

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

PART I

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

Its principal office is located at 2233 Roosevelt Road Suite # 5 St. Cloud, MN 56301. Its wholly owned subsidiary, Dinet, is located in Oceanside, California, where it maintains a production and sales facility. It also has a sales office in Severna Park, Maryland.

ITEM 2. BUSINESS ISSUES

In fiscal 1999 the company redirected the majority of its efforts almost exclusively toward the ready-mix market. Management felt this action was necessary because of the company's less than desirable performance in fiscal 1998, and its very poor start in the first quarter of 1999. By directing its effects toward its core business, the company was able to use its limited resources, both human and financial, most efficiently. Management is of the opinion that its course of action was appropriate, as the last three quarters of the year, taken as a whole, were much improved over the preceding three quarters. During the three preceding quarters, its cash flow improved dramatically and the company was able to reduce its short term debt to zero.

Due to the company's limited resources it was decided to actively pursue alternative ways of moving the company forward. Management was particularly interested in strategic alliances and various business combinations. In August of 1999 Wireless Data Solutions (WDS) signed a licensing agreement with Varitek Industries of Houston, Texas, which would permit Varitek to market the company's vehicle location and recovery device. The application was developed by the company employing cellular and GPS technology and also our proprietary map program. The scope of the license is limited to consumer and government applications of vehicle location, tracking and or recovery. The same technology would be applicable to keeping track of various cargoes and hazardous wastes.
Any commercial applications of the same technology would remain the property of Wireless Data. Subsequent to this reporting period, November 1999, Wireless Data Solutions signed a letter of intent with Varitek Industries. The purpose of the letter is for Varitek Industries to acquire Wireless Data Solutions and its wholly owned subsidiary Dinet. The proposed acquisition would be accomplished through an exchange of common stock. There can be no assurances that the purchase will be complete.

ITEM 3. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The management team has been reduced to two members, formerly it had been three. Mike McLaughlin was removed as an officer in March and resigned as a Director in May of 1999. There were irreconcilable differences of opinion as to the direction the company should take and philosophy, as to how the company should be managed.

Brian B. Blankenburg

Mr. Blankenburg was elected as a Director of the Company in June, 1997 and was named President of Dinet in September 1998. Mr. Blankenburg is a partner in the Business Development Group (BDG), which provides consulting services in the areas of strategic planning, sales, and marketing, management, acquisitions, funding, market research, due diligence and computer analysis. BDG has offices in Seattle, Milwaukee, Minneapolis, and Baltimore, the latter of which is managed by Mr. Blankenburg. Prior to joining BDG, from January, 1993 to October, 1996, Mr. Blankenburg served as Executive Vice President, and later President, of Hudson Industries, Mr. Blankenburg led the strategic repositioning of that company's business and the doubling of sales in four years. Prior to that time, Mr. Blankenburg held various management positions with International Multifoods, Beatrice, Green Giant and Hormel Company. He is a 1971 graduate of the University of Minnesota, where he received a B.A. in advertising. His continuing education has included the Beatrice Executive Marketing School at the J.L. Kellogg Graduate School of Business, Northwestern University, as well as studies at the University of Pennsylvania Wharton School of Business. He is a 4 percent shareholder.

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

Liquidity and Capital Resources

The company's current assets totaled $667,579, an approximate decrease of $167,000 from September 30, 1998. The decrease is primarily do to the loss of $273,611 sustained in fiscal 1999. The revenues for fiscal 1999 compared to 1998 were essentially the same, $7000 down from 1998. The cash component of working capital is up by $50,000 compared to 1998. This is do to the enforcement of company policy calling for customers to place a deposit with their order. Also the last three quarters of the year, from an operation stand point, the company was operating around break even. There were items such as bad loans, amortization of service contracts, and legal fees associated with the management change, that contributed heavily to the loss. Those issues are summarized below, under result of operations.

Management believes that cash flow from operations and current cash balances will be sufficient to fund operations and expenses for the near term. Particularly since the first quarter of year 2000 appears to be profitable. Also subsequent to the reporting period there has been a significant influx of cash from the advance payments required under the licensing agreement. In addition the company has a "credit line" to factor receivables available from Brian Watts. Mr. Watts was a former director of Dinet. At year end no money was owed to Brian Watts.

Results of Operations

Revenues for the year were down approximately $7000 from the prior year. 1999 was a year of significant change for Wireless Data Solutions and the industry as a whole. The market has matured characterized by the consolidation taking place among our customers and competitors. Management believes the key to profitability is the formation of strategic alliances and identifying new opportunities. As mentioned previously, management has executed a licensing agreement calling for up front payments, a stock position in Varitek, and royalty payments. In addition they executed a letter of intent with purpose of beginning merger talks. Regardless of the outcome management will continue focusing on defining opportunities and pursuing those with high growth prospects.

A loss of $273,611 was recorded for the year. The major contributing factors were a loss of approximately $170,000 in the first quarter of fiscal 1999 and a loan write off of $63,0000.

The company's cash position increased by $50,000 in spite of the loss. As mentioned previously, the company took a hard line in regard to enforcing the role that requires advance payment with each order because of the degree of customization involved.

Accounts Receivable declined approximately $197,000 while sales remained stable. At the end of fiscal 1998 several large customers were withholding payment because of problems with their mapping programs, which were sold by the company. Consequently, the company undertook the task of totally redoing the programs which resulted in a much enhanced program. These were provided free to those customers who then paid without further incident. Management also believes that the receivables are being managed better and that a much more aggressive posture has been assumed resulting in collection before the receivable gets old.

Prepaid expenses increased by approximately $17,000 because of legal fees anticipated to be associated with the management change and attending issues. Also Brian Blankenburg was given a stock incentive to assume the roles of President and CEO.

The deferred service contract decreased by $36,000, which reflects the amortization. A total of $212,000 was the value of service contracts to be performed by ICS Communications and Brian Blankenburg. The amount of $176,500 was paid to ICS, for which they agreed to perform certain public relations services for Wireless Data Solutions. The benefits are expected to last for a period of five years. The amount of $35,500, which was the value of the stock issued, was paid to Brian Blankenburg to perform certain marketing services, the benefits of which are expected to last over three years. The contract is being amortized over three years. The total shares issued pursuant the service contracts were 780,000. All shares were issued at fair market value at the date of the grant.

In early 1998 Wireless Data Solutions formed an informal alliance with Angellcom Communications, Inc., with the intent of working with Angellcom and Radio Digital 220 to obtain 220 MHz licenses in Mexico. Angellcom, a Santa Monica based company owned 49 percent of Radio Digital 220, a Mexican company. Radio Digital was to be the operating company in Mexico. As the relationship progressed Wireless Data Solutions advanced money for working capital and made a deposit, which was needed to bid on the licenses. Later Angellcom Communications and its partner alleged they had relied on certain statements made by Mike McLaughlin (then CEO of Wireless Data Solutions) regarding funding for Angellcom Communications, which was not provided. They insisted they had been damaged and were entitled to compensation. Rather than progress to a law suit (which would have been expensive and damaging to the company's efforts to move forward, particularly if seeking capital) management felt it was far better to settle and move forward. A settlement was reached whereby they would keep the money advanced to them and each party would be released from any further legal action. The write off of the loans to Angellcom Communications and Radio Digital 220 was $63,649.

Due from related parties increased by approximately $5000 due to services performed for Heartland Diversified early in the year.

Reduction in trade payables of approximately $144,000 reflects an improved cash flow.

The payable in stock is owed to Brian Blankenburg and John Doubek.
Mr. Doubek is owned $40,000 for legal services relating to the management change and related issues. Mr. Blankenburg earned approximately 30,800 shares under an arrangement in connection with his employment as president of Dinet. During the period in September 14, 1998 to February 26, 1999, Mr. Blankenburg earned $1500 per week,
$500 was paid by check and $1000 was paid in stock, based on the average stock price during that week.

Approximately 599,000 shares of common stock will be issued to satisfy the obligations detailed in the discussion of the "Payable in Stock" account above.

Advances from customers has increased by almost $100,000. A deposit is required with each order before it is scheduled for manufacture. Previously, the company had not enforced the rule.

The common stock accounts did not change significantly. 20,000 shares of common stock were issued to Pat Makovec when he exercised an option in November of 1998.

In fiscal 1999 warrants were issued as follows:

Name           Issue Date     Exp date   Exercise Price    #warrants

Nick Watts     10/30/98       10/29/03   .12               100,000

Tim Stevenson  10/30/98       10/29/03   .12                50,000

Jerry Kyckelhann 10/30/98     10/29/03   .12                40,000

Dave Bettge    07/27/99       10/26/04   .11                 1,000

Zbigniew Szuksztul 07/27/99   10/26/04   .11                 1,000


Other Disclosures

    None

Financial Condition

    The cash holdings for the year increased approximately $50,000 in spite of losses incurred for the year. The increase resulted primarily from advances from customers as referenced above under "Results of Operations."

Subsequent Events

     Since fiscal year end 100,000 warrants have been issued, 50,000 each to Tim Stevenson and Nick Watts as performance bonuses. Both have been instrumental in moving Dinet, Wireless Data Solutions wholly owned subsidiary, forward under extremely difficult conditions.

     In November of 1999, Wireless Data Solutions signed a letter of intent with Varitek Industries of Houston, Texas. The purpose of the letter is for the two parties to negotiate a purchase of Wireless Data Solutions by Varitek Industries. Other than agreeing that a stock exchange is the most likely vehicle for the proposed acquisition little progress has been made. The majority of the time has been devoted to the details associated with the licensing agreement between Wireless Data Solutions and Varitek. Those issues were summarized above under business issues. It is anticipated the full scale negotiations will begin after January 1, 2000.



ITEM 5. MARKET PRICE OF COMMON EQUITY

The company's common stock trades on the OTC Bulletin Board under the symbol: SOLU. The price of the company's common stock at the end of each quarter, for the past two fiscal years, is as follows:

Quarter Ending     High Bid     Low Bid

3/31/97            3/4           5/8

6/30/97          1 1/2          7/16

9/30/97          15/16           7/8

12/31/97         15/16          25/32

3/31/98          21/32           3/16

6/30/98           3/8            3/16

9/30/98           1/4            5/32

12/31/98         7/64            1/10

3/31/99          9/64            9/64

6/30/99          9/64            7/60

9/30/99          7/64            7/64

ITEM 6. YEAR 2000 COMPLIANCE

    The company did not have any difficulty complying with year 2000 issues.

ITEM 7. CHANGES IN ACCOUNTING

     There were no changes in accounting for fiscal year 1999.



ITEM 8. Auditors Report

                           James J. Harned
                     Certified Public Accountant
                        1316 Christopher Court
                       Bel Air, Maryland 21014
                            410-838-5948


December 28, 1999

                     INDEPENDENT AUDITOR'S REPORT

I have audited the consolidated balance sheet of Wireless Data Solutions, Inc. and subsidiaries as at September 30, 1999 and the related consolidated statement of earnings, stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated balance sheet and statements of stockholder's equity (deficiency) referred to above present fairly, in all material respects, the financial position of Wireless Data Solutions, Inc. and Subsidiaries as at September 30, 1999 in conformity with generally accepted accounting principles, applied consistently.


James J. Harned, C.P.A.
Bel Air, MD 21014



Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Earnings
For the Years Ended, September 30, 1999, 1998, 1997

                                 09/30/99         09/30/98         09/30/97
                                (Audited)        (Audited)         (Audited)

REVENUES

  Net product sales            $1,496,040       $1,466,337       $2,358,902
  Other Income                     11,355           47,771           48,000
                                -------------------------------------------
Total Revenues                  1,507,395        1,514,108        2,406,902

COST OF SALES
  Products                        632,233          685,669        1,138,907
                                ------------------------------------------
Total Cost of Sales               632,233          685,669        1,138,907
                               --------------------------------------------
  Gross Profit                    875,162          828,439        1,267,995

  Operating Expenses            1,148,773        1,080,701        1,148,042
                               --------------------------------------------
Income before Interest           (273,611)        (252,262)         119,953

  Interest expense, net
     of interest income                 0           25,069           29,252
                               --------------------------------------------
  Income before taxes            (273,611)        (277,331)          90,701

Provision for income taxes              0                0            9,114
                                -------------------------------------------
NET EARNINGS                    ($273,611)       ($277,331)         $81,587

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Balance Sheet
September 30, 1999, 1998, 1997

ASSETS
                                 09/30/99        09/30/98          09/30/97
                                (Audited)        (Audited)         (Audited)

Current Assets:
  Cash and cash equivalents     $150,165         $100,752            $83,330
  Trade accounts receivable, net of
    $6,000 estimated allowance for
    doubtful accounts            268,846          465,390            761,586
  Inventory                      231,510          268,258            240,735
  Prepaid Expenses                17,058                0                  0
                                --------------------------------------------
Total Current Assets             667,579          834,400          1,085,651

Fixed Assets:
  Office fixtures and equipment   15,033           15,033             15,033
  Leasehold Improvements          12,894           12,894             12,894
                                --------------------------------------------
  Sub-Total                       27,927           27,927             27,927
                                --------------------------------------------
  Less:  Accumulated Depreciation
     and Amortization             27,927           27,927             27,927
                               ---------------------------------------------
Net Fixed Assets                       0                0                  0

Other Assets:
  Deferred service contract      146,704          182,133            196,100
  Loan to RD220                        0           28,649                  0
  Due from Angellcom                   0           35,000                  0
  Due from related parties       290,009          285,007            244,442
  Security deposits                3,113            3,113              3,113
                                -------------------------------------------
Total Other Assets               439,826          533,902            443,655
                                -------------------------------------------
TOTAL ASSETS                  $1,107,405       $1,368,302         $1,529,306

LIABILITIES

Current Liabilities:
Trade accounts payable          $162,205        $306,676            $411,800
  Service contract payable
    in stock                      70,800           2,900             196,400
  Current portion of
     other liabilities            59,932          71,549              12,924
  Advance from Customers         107,788           8,750              17,969
  Other accrued liabilities        1,966             102              62,343
                               --------------------------------------------
Total Current Liabilities        402,691         389,977             701,436

Other Liabilities:
  Accrued salaries, related payroll
     taxes, reimbursable expenses
     payable to officers         568,417         569,417             692,132
  Less:  Current portion               0               0                   0
                               ---------------------------------------------
Total Other Liabilities          568,417         569,417             692,132

TOTAL LIABILITIES                971,108         959,394           1,393,568

  Minority interests in
    consolidated subsidiaries     20,000          20,000              20,000

STOCKHOLDERS' DEFICIENCY:
  Preferred Stock, $.002 par value;
     3,000,000 shares authorized;
     no shares issued or outstanding    0               0                  0
  Common Stock, $.001 par value;
     25,000,000 shares authorized;
     8,164,720 shares issued and
     outstanding at 9/30/97, 10,162,124
     at 9/30/98 &
     10,182,124 at 9/30/99.        10,182          10,162              8,165
  Common Stock options outstanding 11,250          11,250             11,250
  Additional paid-in-capital    1,927,969       1,926,989          1,378,485
  Deficit                      (1,784,331)     (1,510,720)        (1,233,389)
     Sub-Total                    165,070         437,681            164,511
  Receivable from related entity for
     sale of common stock         (48,773)        (48,773)           (48,773)
                              -----------------------------------------------
Total Stockholders' Equity        116,297         388,908            115,738
                              ----------------------------------------------
TOTAL LIAB. &
  STOCKHOLDERS' EQUITY         $1,107,405      $1,368,302         $1,529,306

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Cash Flows
For The Years Ended September 30, 1999, 1998, 1997

                                    9/30/99         9/30/98           9/30/97

Operating Activities:
Net Income                        ($273,611)       ($277,331)         $81,587

Adjustments to reconcile net income to
net cash provided by (used in) operating activities:

Prior period adjustment                   0                0          (69,352)

Changes in Operating Assets and Liabilities:
Decrease (Increase) in
    accounts receivable             196,544          296,196         (346,946)
 Decrease (Increase) in inventory    36,748          (27,523)         108,707
(Increase) in other assets          (17,058)        (196,100)             923
(Decrease) Increase in
    accounts payable               (144,471)        (105,124)         228,974
(Decrease) Increase in advances
    from customers                   99,038           (9,219)           8,169
(Decrease) Increase in other payables 58,147        (197,116)         201,553
Decrease in deferred service contract 35,429          13,967                0
                                   ------------------------------------------
Net cash provided by
    operating activities            (9,234)         (306,150)          16,592

Investing Activities:
Proceeds of miscellaneous assets         0                 0                0

Financing Activities:
(Increase) in due from
    related parties                (5,002)          (40,565)         (132,942)
Decrease (Increase) in due
    from Angellcom                 35,000           (35,000)                0
Decrease (Increase) in loan
    to RD220                       28,649           (28,649)                0
(Decrease) Increase in due to related parties
  and related expenses            (1,000)          (122,715)           50,000
Proceeds of issuance of
   common stock                    1,000            550,501            56,800
                                ---------------------------------------------
Net cash provided by
    financing activities          58,647            323,572           (26,142)
                                ---------------------------------------------
Net increase in cash              49,413             17,422            (9,550)

Cash at beginning of period      100,752             83,330            92,880
                                ---------------------------------------------
Cash at end of period           $150,165           $100,752           $83,330

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Years Ended September 30, 1999, 1998, 1997

                                                  Common      Additional
                                      Common      Stock       Paid-In
                                      Stock       Options     Capital
                                                  Outstanding               Deficit     Total
Balance at September 30, 1998        $10,162      $11,250    $1,926,989    ($1,510,720)  $437,681

Net Earnings for the period
 ended September 30, 1999                                                   (273,611)    (273,611)
Issuance of common stock
Stock issued to cancel debt to officer    20                       980                      1,000
Prior period adjustment
                                      ------------------------------------------------------------
Sub-Total                             10,182      11,250     1,927,969    (1,784,331)     165,070

Receivable from related
 entity for sale of common stock                                                           (48,773)
                                     ---------------------------------------------------------------
Balance at September 30, 1999        $10,182     $11,250    $1,927,969    ($1,784,331)     $116,296



Balance at September 30, 1997        $8,165      $11,250    $1,378,485    ($1,233,388)     $164,512

Net Earnings for the period
 ended September 30, 1998                                                   (277,331)       (277,331)
Issuance of common stock
Exercise of common stock options
Stock issued for service contracts      855                   235,146                         236,001
Private placement                       724                   210,526                         211,250
Stock issued to cancel debt to officer  418                   102,832                         103,250
Prior period adjustment
                                     ----------------------------------------------------------------
Sub-Total                            10,162       11,250    1,926,989      (1,510,719)        437,682

Receivable from related
 entity for sale of common stock                                                              (48,773)
                                    ------------------------------------------------------------------
Balance at September 30, 1998       $10,162      $11,250   $1,926,989     ($1,510,719)        $388,908



Balance at September 30, 1996        $8,020      $11,250   $1,321,830     ($1,245,624)        $95,476

Net Earnings for the period
     ended September 30, 1997                                                  81,587          81,587
Issuance of common stock                145                    56,655                          56,800
Exercise of common stock options
Stock issued to non-related parties for service
Prior period adjustment   re: overaccrual                                   (69,352)           (69,352)
                                      -----------------------------------------------------------------
Sub-Total                             8,165      11,250     1,378,485    (1,233,389)           164,511

Receivable from related
 entity for sale of common stock                                                               (48,773)
                                     ------------------------------------------------------------------
Balance at September 30, 1997        $8,165     $11,250    $1,378,485    ($1,233,389)         $115,738


Wireless Data Solutions, Inc. And Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1999


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

     Organization

     WDS, which is headquartered in Minnesota, has approximately 317 shareholders of record as of September 30, 1999. WDS's common stock is traded on the OTC Bulletin Board. WDS files an annual Form 10K with the Securities and Exchange Commission.
     Dinet designs and markets fleet management and control systems for the two-way mobile radio and cellular (CDPD) markets. It's customers include ready-mix concrete suppliers, taxi-cab companies, parcel delivery services, public transportation, etc. From its offices in Oceanside, California, Dinet sells to customers on a nationwide basis; since September 30, 1994, Dinet has begun selling in the international market with clients in Mexico, Canada, South America, and Malaysia.
     ACI has been a dormant entry for several years and does not have any significant operations.

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

      Office Space

      The Company maintains offices and warehouse space in Oceanside, California; offices in St. Cloud, Minnesota; and Severna Park, Maryland. The Oceanside location houses the offices of Dinet. The Company leases 5,200 square feet of office space for a rent of $2,621 per month for yearly renewable lease periods. The St. Cloud office is leased on a month to month basis at $250 per month, and consists of 850 square feet. The Severna Park office consists of 500 square feet and is part of a residence of an employee and no rent is charged.

      Income Taxes

      Dinet files consolidated federal and separate California income tax returns based on a February 28/29 fiscal years. There are no significant differences in reporting revenue or expenses for financial statement purposes vs. income tax purposes.

      WDS has not filed tax returns as a result of incurring substantial prior losses. The tax losses can be carried forward for 15 years.
The Company's net operating loss carryforwards (NOL) are listed as follows:

Year

FYE 9-30-85 Loss					$ 156,640
FYE 9-30-86 Loss					  350,448
FYE 9-30-87 Loss					   63,220
FYE 9-30-88 Loss					   77,463
FYE 9-30-89 Loss	       28,235
FYE 9-30-90 Loss			    155,830
FYE 9-30-91 Loss			     73,336
FYE 9-30-92 Loss			     60,078
FYE 9-30-93 Loss			    162,125
FYE 9-30-94 Loss			     90,040
FYE 9-30-95 Profit			 (208,147)
FYE 9-30-96 Profit			 (327,141)
FYE 9-30-97 Profit     (81,587)
FYE 9-30-98 Loss					  277,331
FYE 9-30-99 Loss					  273,611
Total NOL Carryforward	           $1,151,482


2. Related Party Transactions and Relationships

A. The names and relationships of the related parties referred to in these notes are set forth below:

      Pat Makovec, Dinet Treasurer, and WDS and ACI Treasurer and
Secretary and 8.6% stockholder of WDS, and Chairman of the Board.

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

   Brian Blankenburg, president, director and CEO of WDS and Dinet is a 4% shareholder of WDS.

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

4. Stock Options and Warrants

     Incentive Stock Options

     Under an incentive stock option plan (ISOP) approved by WDS's stockholders, 500,000 shares of common stock have been authorized/reserved for issuance to officers and other key employees. Exercise prices for options granted under the ISOP shall generally not be less than the estimated fair market value of the stock at the date of grant; option periods may not exceed ten years. At September 30, 1999 options for 484,500 shares have been granted. Options outstanding at that date are summarized as follows:

Options Outstanding			Exercise Price		Expiration Date

  34,500 	        				.23	            	03/08




    Warrants Issued

The company issued warrants as follows:

Name   	        	Date Issued  	Exp.Date	  Exercise Price		  # Warrants

Brian Watts	   	  4-16-98	     4-15-03		    .28		           52,751
B. Blankenburg    4-16-98	     4-15-03	    	.28		          100,000
Tim Stevenson	    4-28-98	     4-17-03	    	.31		           20,000
Augsback & Assoc.	4-28-98	     4-27-03	    1.00	        	  100,000
Pat Makovec		     6-23-98	     6-22-08	    	.20		            6,000
M. McLaughlin	    6-23-98	     6-22-08	    	.20		           10,000
 N. Watts		      10-30-98	    10-29-03    		.12		          100,000
Tim Stevenson   	10-30-98    	10-29-03    		.12		           50,000
Dave Bottge		     7-27-99	     7-26-04	    	.11		            1,000
Zbigniew Szuksztul7-27-99	     7-26-04	    	.11		            1,000


Management Incentive Earnings Plan

Under a management incentive earnings plan (MIEP), officers and employees could receive warrants based on a minimum after tax profit per share of common stock on a fully diluted basis which would include any warrants to be issued. The MIEP will be in existence for five years beginning on April 1, 1996 and ending on March 31, 2001. The warrant exercise price is $.50 per share of common stock. These officers and employees will receive warrants in accordance with a schedule of after tax profits of $.06 per share by March 31, 1997 graduated annually by $.06 per share increments. Therefore, at the end of the fifth year-
March 31, 2001, an after tax profit of $.30 per share must be achieved. At the start of the plan no participant could receive more than 500,000 warrants, and the maximum number of warrants that could be issued was 1,500,000. Three years of the plan have expired and participants were not eligible for any warrants. At the end of each year if the targeted earnings are not achieved, the number of warrants available are reduced by 20%. The maximum number of warrants that could be issued under the plan is now 500,000 and the minimum that could be issued if the goal is reached in the last year of the plan is 500,000. The life of the warrants if issued is five years.

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

6. Accrued Salaries and Expenses Payable

Over the course of five years, certain officers and key employees to leave the major portion of their salaries and expenses as a way of infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. Such salaries and expenses will be disbursed as management determines, assuming cash flow is adequate. All related salaries and tax items have been expensed so that there will be no effect on future earnings.

7. Geographic Areas

All sales are managed as a single enterprise. However, in compliance with SFAS 14, "Financial Reporting for Segments of a Business En
Area                            1999                        1998

United States Revenues       $1,353,887                  $1,461,831
Americas Revenues               153,508                      52,277
Asia Pacific Revenues                 0                           0

Totals                       $1,507,395                  $1,514,108

8. Deferred Service Contract

In April of 1997, WDS entered into a consulting agreement whereby the Consultants would function as public relations, provide services relating to establishing WDS as a reporting company, and other services not related to capital formation, and the company would compensate the Consultants with cash and common stock. The agreed upon compensation was $10,000 in cash and 300,000 shares of common stock. The total value of the services to be provided was $206,400. In October of 1997, the Company extended the Consulting agreement to include an additional 150,000 shares of common stock. And in the current year an additional 280,000 shares were issued. Total shares issued as at September 30, 1998 was 730,000 at a total value of $212,000.

9. Subsequent Events

Additional warrants were issued as follows:

Name           Issue Date    Exp Date      Exercise Price   # Warrants
Nick Watts      12/20/99     12/19/04         .27             50,000
Tim Stevenson   12/20/99     12/19/04         .27             50,000

In November, 1999, the company signed a letter of intent with Varitek Industries of Houston, Texas (Varitek). The purpose of the letter is for Varitek to acquire the company through an exchange of common stock. No assurances have been made that the acquisition will take place.


PART II

Item 9.  Legal Proceedings
    Not applicable

Item 10.  Changes in Securities and Use of Proceeds.
    None; not applicable

Item 11.  Defaults Upon Senior Securities.
    There has been no material default in the payment of principal, interact, a sinking or purchase fund installment, of any other material default not cured within 30 days with respect to any indebtedness of the company exceeding five percent (5%) of the total assets of the Company.

Item 12.  Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the company's security holders during the fiscal year covered by this report.

Item 13.  Other Information.
     The company has no other information to report.

Item 14.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number             Description
------            ------------
2.1*              Agreement dated March 1, 1984, between Heatland Oil &
                  Mineral Corporation and Gold Genie Worldwide, an
                  Oregon partnership.

2.2* Buy/Sell Agreement dated March 1, 1984, between the Company and Heartland Oil & Mineral Corporation.

3.1* Artlicles of Incorporation of Gold Genie Worldwide, Inc., filed on March 7, 1984.

3.2* Certificates of Amendment to the Articles of Incorporation of Products, Services, & Technology, filed June 13, 1988.

3.3* Articles of Domestication of Products, Services, and Technology Corporation, filed June 2, 1997.

3.4* Articles of Amendment to the Articles of Incorporation of Products, Services, & Technology Corporation, filed on June 13, 1997.

3.5* Bylaws of Products, Services, & Technology Corporation dated as of June 2, 1997.

10.1* Settlement Agreement and Release dated December 17, 1987 between Heartland Diversified Industries, Inc., the Company, and certain individuals.

10.2* Agreement, dated April 19, 1988, by and between the Company, Heartland Diversified Industries Inc.,
                  Distributed Networks, Inc., and certain shareholders of Distributed Networks, Inc.

10.3* Buy/Sell Agreement, dated March 27, 1996, by and between the Company and Heartland Diversified Industries, Inc.

10.4* Consulting Agreement dated April 15, 1997, among Products, Services, and Technology Corporation, David Wood and
                  Henry Hanson.

11                Statement regarding computation of per share earnings.

24                Power of Attorney

27                Financial Data Schedule

99*               Gold Genie Worldwide, Inc. Offering Prospectus, dated
                  July 24, 1985.

1 Summaries of all exhibits contained in the Registration Statement are modified in their entirety by reference to such exhibits.

* Incorporated by reference herein to the Company's Form 10SB, as amended, dated as of February 12, 1998.

(b) Forms 8-K filed during the last quarter.  One.


                             Signatures

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


January 11, 2000                    Wireless Data Solutions,Inc.

                                    /s/  Patrick L. Makovec
                                    -----------------------

                                    Patrick L. Makovec
                                    Chairman of the Board






_