Form 10KSB
period 1999-09-30
WIRELESS DATA SOLUTIONS INC
filed 2000-02-15
CIK 1043473

WIRELESS DATA SOLUTIONS INC



Filing Type:
NT 10-Q
Description:
Notification of Late Filing
Filing Date:
February 14, 2000
Period End:
December 31, 1999


Primary Exchange:
Over the Counter Includes OTC and
OTCBB
Ticker:
WDSO




Table of Contents




To jump to a section, double-click on the section name.

NT 10-Q

Part III	2
Part IV	2




      NT 10-Q
          1


                  U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                              FORM 12B-25
NOTIFICATION OF LATE FILING
SEC FILE NUMBER
0-28184
CUSIP NUMBER
(CHECK ONE):
[ ] Form 10-K and Form 10-KSB  [ ] Form 20-F           [ ]
Form 11-K
[X] Form 10-Q and Form 10-QSB  [ ] Form N-SAR

                  For Period Ended:  December 31, 1999
                   [ ] Transition Report on Form 10-K
                   [ ] Transition Report on Form 20-F
                   [ ] Transition Report on Form 11-K
                   [ ] Transition Report on Form 10-Q
                   [ ] Transition Report on Form N-SAR

                    For the Transition Period Ended:
     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: N/A

Part I     Registrant Information

     Full Name of Registrant:     Wireless Data Solutions,
Inc.

     Address of Principal Executive Office (Street and
Number)
          2233 Roosevelt Road Suite #5 St. Cloud MN. 56301

Part II   Rules 12B-25 (b) and (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule
12B-25(b), the
following should be completed. (Check box if appropriate)

     [X]     (a)     The reasons described in reasonable
detail in Part III of
this form could not be eliminated without unreasonable effort or expense;

     [X]     (b)     The subject quarterly report in Form
10-QSB, will be filed
on or before the fifth calendar day following the prescribed due date;
and

     [ ]     (c)     The accountant's statement or other
exhibit required by
rule 12B-25 (c) has been attached if applicable.


Part III     Narrative

     State below in reasonable detail the reasons why Form
10-K and Form
10-KSB, 20-F, 11-K, 10-Q, and Form 10-QSB, N-SAR, or the transition report or, portion thereof could not be filed within the prescribed period.

      More time is needed to accumulate and verify information.

Part IV     Other Information

     (1) Name and telephone number of person to contact in regard to this notification:

              Patrick Makovec        (320) 203-7477

     (2)     Have all other periodic reports required under
section 13 or
15 (d) of the Securities Exchange Act of 1934 or section 30
of the Investment
Company Act of 1940 during the preceding 12 months or for
such shorter period
that the registrant was required to file such report(s) been filed? If the
answer is no, identify report(s).  [X]   Yes     [ ]   No

     (3)     Is it anticipated that any significant change
in results of
operations from the corresponding period for the last fiscal year will be
reflected by the earnings statement to be included in the
subject report or
portion thereof?    [X]   Yes     [ ]   No

     If so: attach an explanation of the anticpated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     Narrative explanation of anticipated change:

     It is anticipated the company will show a net profit in excess of $45,000, for the first quarter of fiscal 2000, compared to a $170,000 loss for the first quarter of fiscal
1999.

                      WIRELESS DATA SOLUTIONS, INC.
              (Name of Registrant as specified in Charter) has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2000           By:   /s/  Patrick Makovec


Patrick Makovec,
Chairman of the Board






Data provided by EDGAR Online, Inc. (http://www.FreeEDGAR.com)

WIRELESS DATA SOLUTIONS INC - NT 10-K - Notification of Late Filing	Date
 Filed: 12/30/1999

Data provided by EDGAR Online, Inc. (http://www.FreeEDGAR.com)

Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)	Page 3