Form 10QSB
period 2000-06-30
WIRELESS DATA SOLUTIONS INC
filed 2000-08-18
CIK 1043473

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-2000
[PERIOD-END]                               JUN-30-2000
[CASH]
[SECURITIES]
[RECEIVABLES]
[ALLOWANCES]
[INVENTORY]
[CURRENT-ASSETS]
[PP&E]
[DEPRECIATION]
[TOTAL-ASSETS]
[CURRENT-LIABILITIES]
[BONDS]
[PREFERRED-MANDATORY]
[PREFERRED]
[COMMON]
[OTHER-SE]
[TOTAL-LIABILITY-AND-EQUITY]
[SALES]
[TOTAL-REVENUES]
[CGS]
[TOTAL-COSTS]
[OTHER-EXPENSES]
[LOSS-PROVISION]
[INTEREST-EXPENSE]
[INCOME-PRETAX]
[INCOME-TAX]
[INCOME-CONTINUING]
[DISCONTINUED]
[EXTRAORDINARY]
[CHANGES]
[NET-INCOME]
[EPS-BASIC]
[EPS-DILUTED]