Form 10KSB
period 2000-09-30
WIRELESS DATA SOLUTIONS INC
filed 2000-12-29
CIK 1043473

UNITES STATES

                       SECUTITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September, 30, 2000

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

There was 10,917,124 shares of the Issuer's common stock outstanding as of September 30, 2000.

                WIRELESS DATA SOLUTIONS, INC.

                       FORM 10-KSB

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

An enhancement to the Mobile Data terminals messaging capacity is its AVL feature. Automatic vehicle location is used to track vehicles (it can also be used to track other assets such as cargo containers). The unit to be tracked is fitted with a terminal that has a (GPS) Global positioning system reciever. The receiver gathers positioning information from the satellite system which in turn sends the information to the base station. At the base station the location is then super imposed on a map of the country. Wireless Data's mapping system has a zoom feature which enables the people at the base station to look at the precise location of the asset be it a few miles or one thousand miles distant. Vehicle location or asset tracking is an emerging technology with almost unlimited applications.

Its principal office is located at 2233
Roosevelt Road Suite # 5 St. Cloud, MN 56301. Its wholly owned subsidiary, Dinet, is located in Oceanside, California, where it maintains a production and sales facility. It also has a sales office in Severna Park, Maryland.

ITEM 2. BUSINESS ISSUES

In fiscal 2000 the company maintained its focus on the ready-mix market and enhancing its product offerings to that segment. To that end Dinet spent in excess of $250,000 in research and development; the R & D expenditures were necessary because that aspect of the business had not recieved the appropriate emphasis in the last two years.

Fiscal 2000 was a dramatic improvement over fiscal years 1998 and 1999. In those prior two years WDS lost $277,331 and $273,611 respectively. In fiscal 2000 WDS posted a profit of $42,019. Management feels that its commitment to service was a significant factor in this turnaround. As was its more focused sales effort.

Although the company has shown dramatic improvement it still faces the reality that it has limited resources and that it needs to actively pursue alternative ways to move the company forward. The company is particularly interested in strategic alliances and business combinations. The company has explored a number of avenues and will continue to pursue additional oppurtunities. In keeping with this stratedgy WDS made an agreement in November, 1999 with Varitek Industries under which they would license them to manufacture and market WDS technology to the retail, government and law enforcement agencies world wide. However, the agreement contained certain on going requirements that had not been met, and thus served as a basis for canceling the agreement.
WDS did recieve reasonable compensation for its efforts in connection with the contemplated alliance.

WDSO has been able to maintain certain competitive advantages which management feels will enable them to maintain a strong position in the ready-mix market. Also its core technology has numerous applications in other industries.


ITEM 3. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The management team presently consists of three members. It is anticipated that there will be an addition of at least one more director before the new year closes.

Brian B. Blankenburg

Mr. Blankenburg was elected as a director of the company in June 1997 and was named President of Dinet in September 1998. In March of 1999 he became President and Chief Executive Officer of Wireless Data Solutions. Mr. Blankenburg provides expertise in the areas of strategic planning, sales and marketing, mergers and acquisitions, funding and market research. Prior to joining WDS Mr. Blankenburg served as Executive Vice President, and later President of Hudson Industries, Mr. Blankenburg led the strategic repositioning of that company's business and doubled the sales in four years. Prior to that time, Mr. Blankenburg held various management positions with International
Multifoods, Beatrice, Green Giant and Hormel Company. He is a 1971 graduate of the University of Minnesota, where he received a B.A. in advertising. His continuing education has included the Beatrice Executive Marketing School at the J.L. Kellogg Graduate School of Business,
Northwestern University, as well as studies at the University of Pennsylvania Wharton School of Business. He is a 4 percent shareholder.

Robert Chase

Robert Chase succeeded Brian Blankenburg as President of Dinet, Wireless Data Solutions wholly owned subsidiary. Mr. Chase has 25 years of experience in operations and start-up marketing and sales programs with wireless-related companies. For the past seven years he has consulted to Fortune 1000 ranked companies within the wireless industry as a partner with Severin Chase. Prior to his consulting role, he held various executive management positions with Digital Mobile Communications, Pacific Telesis, General Electric, and Motorola.


Patrick L. Makovec

Secretary and Treasurer of WDS, Mr. Makovec has been an officer and board member of the Company since December 1987. He was instrumental in discovering Dinet, and evaluating the Company prior to its acquisition by WDS. He was also involved in the restructuring of Dinet to strengthen the base from which to move the Company forward. He is the Board Chairman and Secretary/Treasurer of Dinet. He was formerly the President of Tel Corp. Leasing in St. Cloud, MN, and holds an M.S. Degree in Accounting from the University of Wisconsin. He is an 8% shareholder of WDS.

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

Liquidity and Capital Resources

The company's current assets totaled approximately $617,000 compared to $668,000 in Fiscal 1999. The decrease reflects a decline in inventory of approximately $51,000. There was also an increase in the cash component of the current assets of nearly $100,000. Trade receivables declined by a similiar amount these changes are viewed as a positive in inventory and cash management. Revenues for the period increased by approximately 30% compared to fiscal 1999. The increase in revenues was the primary reason Wireless Data posted a $42,000 profit as opposed to a $273,000 loss in 1999.

Management believes that cash flow from operations and current cash balance will be sufficient to fund operations and expenses for the near term.


Results of Operations

Revenues for the fiscal year 2000 were up approximately $449,000, a 30% increase over the prior year. Product sales were up almost $280,000 while other income, mostly special engineering, was up approximately $150,000.
The increase in revenue allowed Wireless Data to show a profit of over $42,000 in spite of the fact that the company spent in excess of $250,000 in research and development. Management firmly believes the key to continued growth and profitability lies in defining new opportunities and pursuing those with high growth prospects. Management has been actively pursuing a number of prospects.

The company's cash position increased in excess of $100,000 partially because of the profitability but also because of the reduction of inventory and accounts receivable. It is predicted that accounts receivable and inventory will increase as the company enters its peak production quarters. However, it is anticipated both will remain more in proportion to sales as more emphasis has been placed on the management of those two areas.

Fixed assets increased by an amount in excess of $50,000. Some of the expense can be attributed to building infastructure which had been ignored for some time. The majority of the $50,000 was spent on equipment that was employed in research and development.

The deferred service contract decreased by approximately $47,000 which reflects the amortization. A total of $212,000 was the value of service contracts to be performed by ICS Communications and Brian Blankenburg. The amount of $176,500 was paid to ICS, for which they agreed to perform certain public relations services for Wireless Data Solutions. The benefits are expected to last for a period of five years. The amount of $35,500, which was the value of the stock issued, was paid to Brian Blankenburg to perform certain marketing services, the benefits of which are expected to last over three years. The contract is being amortized over three years. The total shares issued pursuant the service contracts were 780,000. All shares were issued at fair market value at the date of the grant.

$20,000 of the payable in stock is owed to Brian Blankenburg. Mr. Blankenburg earned approximately 191,000 shares under an arrangement in connection with his employment as president of Dinet. During the period in September 14, 1998 to February 26, 1999, Mr. Blankenburg earned $1500 per week, $500 was paid in cash and $1000 was paid in stock, based on the average stock price during that week. The common stock will bear a restrictive legend when issued. After February 26, 1999 Mr. Blankenburg became a salaried employee.

The reduction in the payable in stock account was due to distribution of common stock which was made to John Doubek and Brian Blankenburg in connection with work performed by the two individuals. $8745 of the payable in stock is owned to Sheryl Chase in connection with creative production and public relations work. The company has contracted with her for additional work to be performed in fiscal 2001. The total of the contract for both years will equal 50,000 shares. Sheryl Chase is the wife of Bob Chase, the President of Dinet.


Accrued Salaries and related payroll taxes were down by approximately $283,000. Due from related parties is down approximately $285,000. This decline relates to a settlement that was reached between Michael McLaughlin (former President and CEO of WDS), Heartland Industries and Carl Hatch (a shareholder) in a derivative action by Carl Hatch, undertaken for the benefit of Wireless Data Solutions and its shareholders. As a result WDS was relieved of any obligations to Mr. McLaughlin and agreed to forego any action against Heartland and cancel any obligations owed to it by Heartland. In addition to the forgiveness of all obligations between all parties Heartland also contributed 145,000 shares of WDS common stock. Those shares of stock are to be included as part of a compensation package to Mr. Blankenburg, President and CEO of WDS and Dinet. Mr. Blankenburg has been working for a modest salary far below what market commands. It is important for the company to have Mr. Blankenburg maintain a substantial equity interest in WDS.

The company issued 735,000 shares of common stock during fiscal 2000. 75,000 shares were issued each to Mike McLaughlin, Henry Hanson, and Pat Makovec in connection with options that they exercised. In November of 1999 the options were issued in 1989. 400,000 shares were issued to Mr. John Doubek in payment for legal service related to the 1998 management change and related issues extending into 1999. 100,000 shares were granted to Brian Blankenburg as an incentive to accept the position of President and Chief executive officer of WDS. The salary was far below what his experience and ability would command. 10,000 shares were issued to Mirage Web Design in exchange for designing our web page.


Other Disclosures

    None

Financial Condition

The cash holdings of the company increased approximately $106,000, the major reason for the increase was the company earned a profit of $42,000 as opposed to a loss of $273,000 last fiscal year.


Subsequent Events

None


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

12/31/98         7/64            1/10

3/31/99          9/64            9/64

6/30/99          9/64            7/60

9/30/99          7/64            7/64

12/31/99          3/8           11/32

3/31/00         1 3/8          1 3/16

6/30/00         13/32             3/8

9/30/00          7/16           13/32


ITEM 6. YEAR 2000 COMPLIANCE

    The company did not have any difficulty complying with year 2000 issues.

ITEM 7. CHANGES IN ACCOUNTING

     There were no changes in accounting for fiscal year 2000.



ITEM 8. Auditors Report

                           James J. Harned
                     Certified Public Accountant
                        1316 Christopher Court
                       Bel Air, Maryland 21014
                            410-838-5948


December 27, 2000


                     INDEPENDENT AUDITOR'S REPORT

I have audited the consolidated balance sheet of Wireless Data Solutions, Inc. and subsidiary at September 30, 2000 and the related consolidated statement of earnings, stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated balance sheet and statements of stockholder's equity (deficiency) referred to above present fairly, in all material respects, the financial position of Wireless Data Solutions, Inc. and Subsidiaries as at September 30, 2000 in conformity with generally accepted accounting principles, applied consistently.


James J. Harned, C.P.A.
Bel Air, MD 21014



Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Earnings
For the Years Ended, September 30, 2000, 1999, 1998

                                 09/30/00        09/30/99         09/30/98
                                (Audited)        (Audited)         (Audited)

REVENUES

  Net product sales            $1,745,530       $1,496,040       $1,466,337
  Other Income                    210,940           11,355           47,771
                                -------------------------------------------
Total Revenues                  1,956,470        1,507,395        1,514,108

COST OF SALES
  Products                        719,522          632,233          685,669
                                ------------------------------------------
Total Cost of Sales               719,522          632,233          685,669
                               --------------------------------------------
  Gross Profit                  1,236,948          875,162          828,439

  Operating Expenses              944,078        1,148,773        1,080,701

 Research and Development
  expense                         250,851
                               ____________________________________________
Income before Interest             42,019         (273,611)        (252,262)

  Interest expense, net
     of interest income                 0                0           25,069
                               --------------------------------------------
  Income before taxes              42,019         (273,611)        (277,331)

Provision for income taxes              0                0                0
                                -------------------------------------------
NET EARNINGS                      $42,019         (273,611)       ($277,331)

Basic Profit (loss)
per share                          $0.004           ($.027)          ($.029)

Weighted average shares
outstanding for the year       10,794,610      10,178,780         9,422,602

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Balance Sheet
September 30, 2000, 1999, 1998

ASSETS
                                 09/30/00         09/30/99         09/30/98
                                (Audited)        (Audited)         (Audited)

Current Assets:
Cash and cash equivalents       $256,986        $150,165          $100,752
Trade accounts receivable,
net of $6,000 estimated allowance
for doubtful accounts            167,478          268,846          465,390
Inventory                        180,080          231,510          268,258
  Prepaid Expenses                12,372           17,058                0
                                --------------------------------------------
Total Current Assets             616,916          667,579          834,400

Fixed Assets:
  Office fixtures and equipment   65,515           15,033           15,033
  Leasehold Improvements               0           12,894           12,894
                                --------------------------------------------
  Sub-Total                       65,515           27,927           27,927
                                --------------------------------------------
  Less:  Accumulated Depreciation
     and Amortization             19,803           27,927           27,927
                               ---------------------------------------------
Net Fixed Assets                  45,712                0                0

Other Assets:
  Deferred service contract       99,466          146,704          182,133
  Loan to RD220                        0                0           28,649
  Due from Angellcom                   0                0           35,000
  Due from related parties         4,735          290,009          285,007
  Security deposits                3,113            3,113            3,113
                                -------------------------------------------
Total Other Assets               107,314          439,826          533,902
                                -------------------------------------------
TOTAL ASSETS                    $769,942       $1,107,405       $1,368,302

LIABILITIES

Current Liabilities:
Trade accounts payable          $137,797        $162,205            $306,676
  Service contract payable
    in stock                      29,545          70,800               2,900
  Current portion of
     other liabilities             5,077          59,932              71,549
  Advance from Customers          15,255         107,788               8,750
  Other accrued liabilities          600           1,966                 102
Total Current Liabilities        188,274         402,691             389,977

Other Liabilities:
Accrued salaries, related payroll
 taxes, reimbursable expenses
  payable to officers            285,241         568,417             569,417
                               ---------------------------------------------
Total Other Liabilities          285,241         568,417             569,417
TOTAL LIABILITIES                473,515         971,108             959,394

  Minority interests in
    consolidated subsidiaries     20,000          20,000              20,000

STOCKHOLDERS' DEFICIENCY:
  Preferred Stock, $.002 par value;
     3,000,000 shares authorized;
    no shares issued or outstanding    0               0                  0
  Common Stock, $.001 par value;
     25,000,000 shares authorized;
     10,162,124 shares issued and
     outstanding at 9/30/98, 10,182,124
     at 9/30/99 &
     10,917,124 at 9/30/00.        10,917          10,182             10,162
 Common Stock options outstanding       0          11,250             11,250
 Additional paid-in-capital     2,007,834       1,927,969          1,926,989
  Deficit                      (1,742,323)     (1,784,331)        (1,510,720)
     Sub-Total                    276,428         165,070            437,681
 Receivable from related entity
 for sale of common stock               0         (48,773)           (48,773)
                              -----------------------------------------------
Total Stockholders' Equity        276,428         116,297            388,908
                              ----------------------------------------------
TOTAL LIAB. &
  STOCKHOLDERS' EQUITY           $769,942      $1,107,405         $1,368,302

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Cash Flows
For The Years Ended September 30, 2000, 1999, 1998

                                    09/30/00         9/30/99         9/30/98

Operating Activities:
Net Income                           $42,019       ($273,611)      ($277,331)

Adjustments to reconcile net income to
net cash provided by (used in) operating activities:


Changes in Operating Assets and Liabilities:
Decrease (Increase) in
    accounts receivable             101,368          196,544         296,196
 Decrease (Increase) in inventory    51,430           36,748         (27,523)
(Increase) in other assets            4,686          (17,058)       (196,100)
(Decrease) Increase in
    accounts payable                (24,408)        (144,471)       (105,124)
Decrease) Increase in advances
    from customers                  (92,533)          99,038          (9,219)
(Decrease) Increase in other
 payables                           (97,476)          58,147        (197,116)
Decrease in deferred service
contract                             47,238           35,429          13,967
                                   ------------------------------------------
Net cash provided by
    operating activities             32,324           (9,234)       (306,150)


Investing Activities:
Proceeds of miscellaneous assets    (45,712)               0               0


Financing Activities:
(Increase) in due from
    related parties               285,274            (5,002)         (40,565)
Decrease (Increase) in due
    from Angellcom                      0            35,000          (35,000)
Decrease (Increase) in loan
    to RD220                            0            28,649          (28,649)
Decrease) Increase in due
to related parties and related
expenses                         (283,176)           (1,000)        (122,715)
Increase (Decrease) in
common stock options o/s          (11,250)                0                0
Increase (Decrease) in
related entity for sale of cm stk  48,773
Proceeds of issuance of
   common stock                    80,600             1,000          550,501
Net cash provided by
    financing activities          120,221            58,647          323,572
                                ---------------------------------------------
Net increase in cash              106,833            49,413           17,422

Cash at beginning of period       150,165           100,752           83,330
                                ---------------------------------------------
Cash at end of period             256,986          $150,165          $100,752

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Years Ended September 30, 2000, 1999, 1998

                                                  Common      Additional
                                      Common      Stock       Paid-In
                                      Stock       Options     Capital
                                                  Outstanding
Balance at September 30, 1999        $10,162      $11,250    $1,926,989

Net Earnings for the period
 ended September 30, 2000
Issuance of common stock                 10       (11,250)       8,090
Stock issued to cancel debt             725                     71,775
Prior period adjustment
                                      ------------------------------------------
Sub-Total                             10,917            0     $2,007,834

                                     -------------------------------------------
Balance at September 30, 2000        $10,917            0     $2,007,834

                                     Deficit             Total
Balance at September 30, 1999     ($1,784,331)         $165,070

Net Earnings for the period
ended September 30, 2000              42,019             42,019
Issuance of common stock                                 (3,150)
Stock issued to cancel debt                              72,500

Sub-Total                         (1,742,323)           276,428

Balance at September 30,2000      ($1,742,323)         $276,428



                                                Common             Additional
                                    Common      Stock Options      Paid-In
                                    Stock       Outstanding        Capital


Balance at September 30, 1998       $10,162      $11,250         $1,926,989
Net Earnings for the period
 ended September 30, 1999
Issuance of common stock
Stock issued to cancel debt to officer   20                             980
Prior period adjustment
                                     -------------------------------------------
Sub-Total                            10,182       11,250          1,927,969

Receivable from related
 entity for sale of common stock
                                    --------------------------------------------
Balance at September 30, 1999       $10,182      $11,250         $1,927,969

                                       Deficit              Total
Balance at September 30, 1998       ($1,510,720)          $437,681
Net Earnings for the period
ended September 30, 1999               (273,611)          (273,611)
Stock issued to cancel debt
to officer                                                   1,000

Sub-Total                            (1,784,331)           165,070

Receivable from related entity
for sale of common stock                                   (48,773)

Balance at September 30, 1999       ($1,784,331)          $116,296


                                                  Common            Additional
                                    Common        Stock Options     Paid-In
                                    Stock         Outstanding       Capital


Balance at September 30, 1997        $8,165      $11,250           $1,378,485

Net Earnings for the period
     ended September 30, 1998
Issuance of common stock
Exercise of common stock options
Stock issued for service contracts      855                           235,146
Private Placement                       724                           210,526
Stock issued to cancel debt to officer  418                           102,832
Prior period adjustment
                                      -----------------------------------------
Sub-Total                            10,162       11,250           $1,926,989

Receivable from related
 entity for sale of common stock
                                     ------------------------------------------
Balance at September 30, 1998        $10,162     $11,250           $1,926,989

                                        Deficit           Total
Balance at September 30, 1997        ($1,233,388)       $164,512

Net Earnings for the period
ended September 30, 1998                (277,331)       (277,331)
Stock issued for service contracts                       236,001
Private Placement                                        211,250
Stock Issued to cancel debt                              103,250

Sub-Total                             (1,510,719)        437,682

Receivable from related entity
for sale of common stock                                 (48,773)

Balance at September 30, 1998        ($1,510,719)       $388,908



Wireless Data Solutions, Inc. And Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1999


1. Organization and Summary of Significant Accounting Policies


     Principles of Consolidation

The accompanying financial statements include the accounts of Wireless Data Solutions, Inc. (WDS) and the following majority-owned subsidiary:

      Subsidiary					                       % of Common Stock Owned

      Distributed Networks, Inc. (Dinet)	 		         100

      WDS, and Dinet are hereinafter referred to as the Company.

      All significant intercompany accounts have been eliminated in consolidation.

     Organization

     WDS, which is headquartered in Minnesota, has approximately 3000 shareholders of record as of September 30, 2000. WDS's common stock is traded on the OTC Bulletin Board. WDS files an annual Form 10K with the Securities and Exchange Commission.

     Dinet designs and markets fleet management and control systems for the two-way mobile radio and cellular (CDPD) markets. It's customers include ready-mix concrete suppliers, taxi-cab companies, parcel delivery services, public transportation, etc. From its offices in Oceanside, California, Dinet sells to customers on a nationwide basis; since September 30, 1994, Dinet began selling in the international market with clients in Mexico, Canada, South America, and Malaysia.

     Trade Accounts Receivable

      Bad debts are reported using the allowance method.

     Inventories

      Raw materials and the related component of work-in-progress inventory are recorded at lower of cost or market using the first-in, first-out method of accounting for inventory.

      Property and Equipment

      Furniture and Fixtures are depreciated under the straight line method having a useful life of three years. Depreciation expense for the fiscal year ended September 30, 2000 was $4,770.

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

      WDS has not filed tax returns as a result of incurring substantial prior losses. The tax losses can be carried forward for 15 years.
The Company's net operating loss carryforwards (NOL) are listed as follows:

Year

FYE 9-30-85 Loss					$ 156,640
FYE 9-30-86 Loss					  350,448
FYE 9-30-87 Loss					   63,220
FYE 9-30-88 Loss					   77,463
FYE 9-30-89 Loss	       28,235
FYE 9-30-90 Loss			    155,830
FYE 9-30-91 Loss			     73,336
FYE 9-30-92 Loss			     60,078
FYE 9-30-93 Loss			    162,125
FYE 9-30-94 Loss			     90,040
FYE 9-30-95 Profit			 (208,147)
FYE 9-30-96 Profit			 (327,141)
FYE 9-30-97 Profit     (81,587)
FYE 9-30-98 Loss					  277,331
FYE 9-30-99 Loss					  273,611
FYE 9-30-00 Profit     (42,019)

Total NOL Carryforward	           $1,109,463


2. Related Party Transactions and Relationships

A. The names and relationships of the related parties referred to in these notes are set forth below:

      Pat Makovec, Dinet secretary/treasurer, Board Chairman and secretary/ treasurer of WDS and a 8% stockholder of WDS.

      Brian Blankenburg, President, Director and CEO of WDS and CEO of Dinet and a 4% shareholder of WDS.

      Robert Chase, President of Dinet.

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

Options Outstanding			Exercise Price		Expiration Date

  34,500 	        				.23	            	03/08


Warrants Issued

The company issued warrants as follows:

Name   	        	Date Issued  	Exp.Date	  Exercise Price		  # Warrants

Brian Watts	   	   4-16-98	     4-15-03		    .28		           52,751
B. Blankenburg     4-16-98	     4-15-03	    	.28		          100,000
Tim Stevenson	     4-28-98	     4-17-03	    	.31		            8,000
Augsback & Assoc.	 4-28-98	     4-27-03	    1.00	        	  100,000
Pat Makovec		      6-23-98	     6-22-08	    	.20		            6,000
M. McLaughlin	     6-23-98	     6-22-08	    	.20		           10,000
Dave Bottge		      7-27-99	     7-26-04	    	.11		            1,000
Zbigniew Szuksztu  7-27-99	     7-26-04	    	.11		            1,000


Management Incentive Earnings Plan

Under a management incentive earnings plan (MIEP), officers and employees could receive warrants based on a minimum after tax profit per share of common stock on a fully diluted basis which would include any warrants to be issued. The MIEP will be in existence for five years beginning on April 1, 1996 and ending on March 31, 2001. The warrant exercise price is $.50 per share of common stock. These officers and employees will receive warrants in accordance with a schedule of after tax profits of $.06 per share by March 31, 1997 graduated annually by $.06 per share increments. Therefore, at the end of the fifth year-
March 31, 2001,  an after tax profit of $.30 per share must be achieved.
At the start of the plan no participant could receive more than 500,000 warrants, and the maximum number of warrants that could be issued was 1,500,000. Four years of the plan have expired and participants were not eligible for any warrants. At the end of each year if the targeted earnings are not achieved, the number of warrants available are reduced by 20%. The maximum number of warrants that could be issued under the plan is now 500,000 and the minimum that could be issued if the goal is reached in the last year of the plan is 500,000. The life of the warrants if issued is five years. Management does not expect any warrants will be issued under this plan.

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

7. Geographic Areas

All sales are managed as a single enterprise. However, in compliance with SFAS 14, "Financial Reporting for Segments of a Business Entities"
Area                            2000                        1999

United States Revenues       $1,719,833                  $1,353,887
Americas Revenues               236,637                     153,508
Asia Pacific Revenues                 0                           0

Totals                       $1,956,470                  $1,507,395

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

9. Subsequent Events

There are no material subsequent events to be disclosed.

10. Employment Contract

On August 2, 2000, the company entered into an employment agreement with Robert Chase, who succeeds Mr. Blankenburg as President of Dinet. (Mr. Blankenburg will continue to serve as President and CEO of WDS). Mr. Chase receives certain stock incentives and a severance package, in addition to the normal salary and bonuses. At the end of one year Mr. Chase could accumulate up to 265,000 shares of common stock all of which would be restricted. This is a one time benefit to Mr. Chase to encourage him to join the company. The severance package contains a sliding payment schedule based on longevity. After three years his severance would be approximately $85,000.


11. Pending Litigation

A customer filed an action against the company alleging certain problems with equipment on or about December, 1995. The complaint includes claims agaisnt Dinet for breach of express warranty, and for punitive damages and attorney's fees, all in an amount in excess of $150,000. The action was filed on September 7th, 1999 and discovery has commenced. Dinet has filed an answer denying all claims. As of September 30, 2000, no significant changes in status has occurred.

PART II

Item 9.  Legal Proceedings
    Not applicable (See auditors note #11 in the preceding paragraph).

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


December 29, 2000                    Wireless Data Solutions,Inc.

                                    /s/  Patrick L. Makovec
                                    -----------------------

                                    Patrick L. Makovec
                                    Chairman of the Board






_