Form 10KSB/A
period 2000-09-30
WIRELESS DATA SOLUTIONS INC
filed 2001-01-16
CIK 1043473

UNITES STATES

                       SECUTITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                    10KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September, 30, 2000

      [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD

                           FROM _______ TO ______

                        Commission File No. 333-47395

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

                  WIRELESS DATA SOLUTIONS, INC.

                     Changes to FORM 10-KSB


This amendment to Form 10KSB was filed to correct the following items:
PART I


  ITEM 3. Brian Blankenburg's commonstock ownership in the company is 3% rather than 4%

  ITEM 3.  Compensation Table was added with accompanying footnotes.

  ITEM 3. Stock ownership table was added to clarify the security ownership in the company along with an accompanying footnote.

  ITEM 5. The company's stock trades under the symbol WDSO rather than SOLU.

  ITEM 8. The Auditors letter was changed to reflect the fact that he had audited years 1998, 1999, and 2000 along with an address change that identifies his New York Office.

                     WIRELESS DATA SOLUTIONS, INC.
                             FORM 10-KSB
                                INDEX

PART 1
  ITEM 1. Business Overview

  ITEM 2. Business Issues

  ITEM 3. Directors and Executive Officers of the Company, compensation and stock ownership tables

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

Brian B. Blankenburg

Mr. Blankenburg was elected as a director of the company in June 1997 and was named President of Dinet in September 1998. In March of 1999 he became President and Chief Executive Officer of Wireless Data Solutions. Mr. Blankenburg provides expertise in the areas of strategic planning, sales and marketing, mergers and acquisitions, funding and market research. Prior to joining WDS Mr. Blankenburg served as Executive Vice President, and later President of Hudson Industries, Mr. Blankenburg led the strategic repositioning of that company's business and doubled the sales in four years. Prior to that time, Mr. Blankenburg held various management positions with International
Multifoods, Beatrice, Green Giant and Hormel Company. He is a 1971 graduate of the University of Minnesota, where he received a B.A. in advertising. His continuing education has included the Beatrice Executive Marketing School at the J.L. Kellogg Graduate School of Business,
Northwestern University, as well as studies at the University of Pennsylvania Wharton School of Business. He is a 3 percent shareholder.

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

SUMMARY OF COMPENSATION TABLE


                             ANNUAL COMPENSATION
                     YEAR    SALARY      BONUS    OTHER ANNUAL COMPENSATION
Brian Blankenburg   2000     $60,000
CEO

Brian Blankenburg   1999     $35,000
CEO

Mike McLaughlin     1999     $35,000
CEO

Mike McLaughlin     1998     $84,000
CEO                          NOTE A


                             LONG TERM COMPENSATION
                   AWARDS                          PAYOUT

            YEAR     Restricted      Securities      LTIP          All
                     Stock           Underlying      Payouts       Other
                     Awards          Options/SRS                   Compensation

Brian
Blankenburg 2000     $30,800
CEO                   NOTE B

Brian
Blankenburg 1999
CEO

Mike
McLaughlin  1999
CEO

Mike
McLaughlin  1998      Note C
CEO

Note A No officer, director, or member of management received compensation in excess of $100,000.

Note B The stock which was awarded to Brian Blankenburg was given in lieu of cash compensation.

Note C In 1998 Mr. McLaughlin was awarded 10,000 warrants exercisable through 2008 at $0.20 per share. They were issued in consideration for his agreement to cancel certain indebtedness to the corporation. The exercise price was the fair market value of the stock at the date of issuance of the warrants.



SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

TITLE OF     NAME AND ADDRESS          AMOUNT AND NATURE           PERCENT OF
CLASS        OF BENEFICIAL OWNER       OF BENEFICIAL OWNERSHIP     CLASS


Common       Pat Makovec                  Direct                   8.6%
             11735 77th St SE             936,111
             Clear Lake, MN 55319


Common       John Doubek                  Direct                   6.4%
             640 S Harris                 700,000
             Helena, MT 59601


Common       Brian Blankenburg            Direct                   3.0%
             501 Harlequin Lane           325,981
             Severna Park, MD 21146


Common       Heartland Diversified Ind    Direct                   5.0%
             1016 Shore Acres Drive       550,009
             Leesburg, FL 34748


Common       Robert Chase                 Direct                    .2%
             172 Jupiter St               27,255
             Encinitas, CA 92024
                                          Note D


Note D Mr. Chase is the President of the company's subsidiary Dinet. His employment contract grants him a maximum of 265,000 shares of Wireless Data's Common Stock. In the first year of his employment he will receive 41,250 shares of stock at the end of each quarter for a total of 165,000 shares. Additionally he will receive a one time bonus of 100,000 shares at the end of one year. At September 30, 2000 the company was obligated to issue Bob Chase the number of shares reflected in the table.


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


Subsequent Events

None


ITEM 5. MARKET PRICE OF COMMON EQUITY

The company's common stock trades on the OTC Bulletin Board under the symbol: WDSO. The price of the company's common stock at the end of each quarter, for the past two fiscal years, is as follows:

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



ITEM 8. Auditors Report

                           James J. Harned
                     Certified Public Accountant
                        15 Davenport Avenue-5D
                      New Rochelle, New York 10801
                             914-235-8879

December 27, 2000


                     INDEPENDENT AUDITOR'S REPORT

I have audited the consolidated balance sheet of Wireless Data Solutions, Inc. and subsidiaries at September 30, 2000, September 30, 1999, and September 30, 1998 and the related consolidated statement of earnings, stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated balance sheet and statements of stockholder's equity (deficiency) referred to above present fairly, in all material respects, the financial position of Wireless Data Solutions, Inc. and Subsidiaries as at September 30, 2000, Septerber 30, 1999, and September 30, 1998 in conformity with generally accepted accounting principles, applied consistently.


James J. Harned, C.P.A.
New Rochelle, N.Y 10801


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