Form 10QSB
period 2000-12-31
WIRELESS DATA SOLUTIONS INC
filed 2001-02-20
CIK 1043473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d) OF THE
   SECURITIES EXCHNAGE ACT OF 1934.

            For the Quarterly Period Ended December 31, 2000

                               OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

             For the transaction period from ______ to ______

                    Commission file number 333-47395

                       WIRELESS DATA SOLUTIONS, INC.
       (Name of small business issuer as specified in its charter)

         Utah                                93-0734888
(State of Incorporation)        (I.R.S. Employer Identification No.)

                         2233 Roosevelt Road
					Suite #5
				St. Cloud, MN 56301
               (Address of principal executive offices)

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

There were 11,199,355 shares of the Issuer's common stock outstanding as of December 31, 2000.










PART I


 Wireless Data Solutions, Inc. And Subsidiaries
 Consolidated Balance Sheet
 December 31, 2000, 1999

ASSETS
					     12/31/00          12/31/99
					    (Unaudited)	    (Unaudited)

Current Assets:
  Cash and cash equivalents		$79,631           $208,795
  Trade accounts receivable, net of
    $6,000 estimated allowance for
    doubtful accounts			309,910            158,160
  Inventory					127,844            208,098
  Prepaid expenses			7,549               10,346
  Other current assets			      0
315
	Total Current Assets		524,934            585,714

Fixed Assets:
  Office fixtures and equipment      69,739            17,983
  Leasehold Improvements			0
12,894
  Sub-Total				       69,739            30,877

  Less:  Accumulated Depreciation
     and Amortization			 23,395            27,927
	Net Fixed Assets			 46,344             2,950

Other Assets:
  Deferred service contract		 87,656            134,894
  Loan to RD220				      0 	       0
  Due from Angellcom				0 		 0
  Due from related parties	        6,534            290,009
 Security deposits			  3,113 		 3,113
	Total Other Assets		 97,303            428,016
TOTAL ASSETS			     $668,581            $1,016,680

Wireless Data Solutions, Inc. And Subsidiaries

Consolidated Balance Sheet
December 31, 2000, 1999

LIABILITIES
12/31/00            12/31/99
(Unaudited)		(Unaudited)

Current Liabilities:
  Trade accounts payable		$109,461            $109,186

  Service contract payable in stock		               20,800

  Current portion of
other liabilities                      5,077             58,132

  Advance from Customers		                     15,866

  Other accrued liabilities		   3,293             3,356

	Total Current Liabilities	 117,831             207,340


Other Liabilities:

  Accrued salaries, related payroll
     taxes, reimbursable expenses
     payable to officers		 285,241             564,667

  Less:  Current portion			 0 		   0
	Total Other Liabilities		 285,241             564,667

TOTAL LIABILITIES			       403,072             772,007

  Minority interests in
consolidated subsidiaries	        20,000 	         20,000

STOCKHOLDERS' DEFICIENCY:
  Preferred Stock, $.002 par value;
     3,000,000 shares authorized;
     no shares issued or outstanding	 0 		   0
  Common Stock, $.001 par value;
     25,000,000 shares authorized;
     10,917,124 shares issued and
     outstanding at 12/31/1999, &
      11,199,355 at 12/31/2000.        11,199            10,907

  Common Stock options outstanding	       0              0

  Additional paid-in-capital       2,061,849              1,999,744

  Deficit				    (1,827,539)            (1,737,205)

     Sub-Total			       245,509              273,446

  Receivable from related entity for

     sale of common stock	             0             (48,773)

	Total Stockholders' Equity	 245,509              224,673


TOTAL LIAB. & STOCKHOLDERS' EQUITY	$668,581 	          $1,016,680



















Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Earnings
For the Quarters Ended December 31, 2000, 1999



				    12/31/00          12/31/99

				  (Unaudited)	   (Unaudited)
REVENUES

  Net product sales	    $440,995          $487,773

  Other Income					     51

	Total Revenues	     440,995 	     487,824

COST OF SALES

  Products			     181,634 	     215,069

 Total Cost of Sales	     181,634           215,069


  Gross Profit		     259,361           272,755


  Operating Expenses	     289,467 	     225,618
  Research & Development      52,665           0

Income before Interest	     (82,771)          47,137

  Interest expense,
net of interest income	       2,449 	     0
  Income before taxes	     (85,220)          47,137

Provision for income taxes	     0 	     0

NET EARNINGS		    ($85,220)	     $47,137


       Wireless Data Solutions, Inc. And Subsidiaries
	  	Consolidated Statement of Cash Flows
	   	For The Quarters Ended December 31, 2000, 1999



					12/31/00        12/31/99
Operating Activities:
Net Income				($85,220)       $47,137


Changes in Operating
Assets and Liabilities:

Decrease (Increase)
in accounts receivable	      (142,432)        110,686
 Decrease (Increase)
in inventory		        52,236         23,412
Decrease (Increase)
in other assets		        (4,823)        6,386
(Decrease) Increase
in accounts payable		 (28,336)        (53,019)
(Decrease) Increase
in advances from customers	 (15,255)        (91,922)
(Decrease) Increase
in other payables			 (26,852)        (50,410)
Decrease in deferred
service contract			  11,810 		11,810

Net cash provided by
operating activities		(144,006)         4,080

Investing Activities:
Proceeds of miscellaneous
assets			        (4,224)        (2,950)

Financing Activities:
(Increase) in due from
related parties			   1,799          0
Decrease (Increase)
in due from Angellcom		       0 		0
(Decrease) Increase in due
to related parties
and related expenses		       0          (3,750)
(Decrease) Increase in common
stock options outstanding            0          (11,250)
Proceeds of issuance
of common stock		        54,297           72,500

Net cash provided by
financing activities		  56,096           57,500

Net increase in cash	      (178,584)          58,630

Cash at beginning of period    256,986           150,165

Cash at end of period		 $79,631           208,795






















Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Periods Ended December 31, 2000, 1999


	                                         Additional
					Common    	     Paid-In
					Stock		     Capital
Balance at September         $10,917 	   $2,007,834
30, 2000

Net Loss for the
period ended December 31,
2000

Stock issued to
cancel debt for consulting
services               			  50  	 18,186

Cancel Debt to Officer			 191		 20,609

Issue stock per
Employment agreement
With Dinet President			  41		 15,220

Balance at December 31, 2000	    11,199         2,061,849




					   Deficit		   Total
Balance at September
30, 2000	                 ($1,742,312)	       $276,439

Net Loss for the period
ended December 31, 2000          (85,220)		 (85,220)

Issue Stock cancel debt
For consulting services                           18,236

Issue stock cancel
Debt to officer                                   20,800

Issue stock per
Employment agreement
With Dinet President                              15,261

Balance December 31, 2000       1,827,532         245,516


				             Common      Additional
				Common    Stock Options	 Paid-In
				Stock	    Outstanding	 Capital
Balance at
December 31, 1999      $10,182      $11,250      $1,927,969

Net Earnings for
the period ended December
31, 1999

Common Stock Options
Outstanding                         (11,250)


Stock issued per option
Agreement   	         725 			  71,775


Sub-Total			10,907 	      0 	  1,999,744

Receivable from related
entity for sale of
common stock

Balance at December
31, 1999	          $10,907 	     $0 	    $1,999,744



						 Deficit		Total
Balance at September 30,1999	    ($1,784,331)	   $165,070

Net Earnings for the period
ended December 31,1999                 47,137 	    47,137
Issuance of common stock				   (11,250)

Stock issued to cancel
debt to officer					          72,500


Subtotal				     (1,737,205)	    273,446

Receivable from related
entity for sale of common stock	                (48,773)

Balance at December 31, 1999	    ($1,737,205)	   $224,673


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

This report does not include the customary auditor's review as the company is in the process of changing auditors. The change was necessitated by the fact the current auditor was not in compliance with certain SEC requirements. On review, the situation could not be rectified in time to permit a timely opinion.




Management's Discussion and Analysis or Plan of Operation

Company Background Information

The following background information is deemed important in conjunction with the data provided in the financial statements for the period ending December 31, 2000.

Revenues for the first fiscal quarter ended December 31, 2000 were down by approximately $47,000 compared to the same period ended December 31, 1999. Management realizes there are concerns about an economic slowdown, which typically influences prospective purchaser's decisions with regard to purchases of Capital Equipment, which may have influenced the decline. Management understands that to achieve the type of growth that is desired they will need to shift their focus beyond the current market segment. In that regard the company has been in contact with several investment bankers and has looked at various business combinations as a means of expanding its markets. Management will continue to examine options which will permit the company to realize it's growth objective.



Liquidity and Capital Resources

The company's current assets totaled approximately $525,000 compared to $585,000 at the end of the first quarter of 1999. However, the company continues to enjoy a very positive current ratio of 4.5 to 1. The ration defines liquidity by comparing current assets to current liabilities.

Accounts Receivable for the first quarter ended December 31, 2000 was approximately $310,000 compared to $164,000 one year ago. The reason the accounts receivable doubled lies with the fact that the sales for the first quarter appeared to start somewhat slower. With most of the sales coming at the end of the quarter; cash and cash equivalents were down from approximately $205,000 at December 31, 1999 to approximately $80,000 at December 31, of 2000. As indicated above there was a major shift in the components of the current assets. Because so much of the liquid cash reserve was tied up in accounts receivable the company was required to obtain a loan to maintain cash reserves. The loan was in the amount of $50,000, which was arranged with one of the company's major shareholders, subsequent to this report date.

Management believes that the current cash and receivables balances and additional loans, should they be necessary will adequately fund operations and expenses for the near term. The company is currently entering a period, quarters 2 and 3, which have historically been the strongest on an annual basis.


Results of Operations

Revenues for the first quarter totaled approximately $440,000 compared to $487,000 in 1999. Correspondingly profits were also down: for the quarter ended December 31, 1999 the profits were $47,000 compared to a loss of $85,000 for the same time period in December 31,2000. Operation expenses compared to the corresponding period one year ago increased significantly. They rose from $226,000 to $341,000; $52,000 of the total of the $341,000 was expended for research and development. The time frame to complete a major software project has taken longer than anticipated, raising costs significantly.

Travel and legal fees increased dramatically. Management has taken a more aggressive posture in looking at and evaluating new opportunities. Also there were significant noncash expenditures that involved exchanging stock for creative artwork to be used in sales, and the payment to Mr. Robert Chase, the President of Dinet of a stock bonus to which he is entitled under the terms of his employment contract. These shares are part of a one-time bonus to Mr. Chase and they are restricted under rule 144. Mr. Chase had earned 41,250 shares during the quarter ending December 21, 2000. A maximum of 223,750 additional shares can be earned under the employment agreement, contingent on continued employment. All shares are issued at fair market value at the time they become due and payable.

As previously addressed under liquidity and capital resources and analysis, cash holdings decreased by approximately $125,000 compared to the same period one year ago. Correspondingly Accounts Receivable was approximately $150,000 for the same period one year ago.


The prepaid service contracts have been reduced by approximately $47,000 compared to December 31, 1999. Mr. Brian Blankenburg, President of Wireless Data Solutions, had performed certain marketing services prior to his becoming an employee. The value of those services is being amortized over three years. A contract with Mr. David Wood for public relations services is being amortized over five years. In both cases the expense is being amortized over the anticipated useful life of the services provided.

Accrued Salaries and related payroll taxes are down by approximately $279,000 and due from related parties is down approximately $280,000. This relates to a settlement that was reached between Michael McLaughlin, (former President and CEO of WDS) Heartland Industries and Carl Hatch (a shareholder) in a derivative action by Carl Hatch undertaken for the benefit of Wireless Data Solutions and its shareholders. As a result WDS was relieved of any obligations to Mr. McLaughlin and agreed to forego any action against Heartland and dismiss all funds owed to it by Heartland. In addition to the forgiveness of all obligations between all parties Heartland also contributed 145,000 shares of WDS common stock. Those shares of stock are to be included as part of a compensation package to Mr. Blankenburg; President and CEO of WDS and Dinet. Mr. Blankenburg has been working for a modest salary far below what the market commands. It is important for the company to have Mr. Blankenburg maintain a substantial equity interest in WDS.

Accounts Payable at December 31, 2000 compared to the corresponding period one year ago did not change significantly. The payable in stock in the amount of $20,800 was reduced to zero as Mr. Blankenburg was issued the shares due to him. Mr. Blankenburg earned approximately 191,000 shares under an arrangement in connection with his employment as president of Dinet. During the period in September 14, 1998 to February 26, 1999, Mr. Blankenburg earned $1500 per week, $500 was paid in cash and $1000 was paid in stock, based on the average stock price during that week. The common stock will bear a restrictive legend when issued. After February 26 Mr. Blankenburg became a salaried employee.


Financial Condition
Cash holdings for the corresponding period one year ago decreased approximately $125,000. While increased expenses were a major factor, there also was a $160,000 increase in accounts receivable which ties up cash.

 Subsequent Events

On January 1, 2001 Brian Blankenburg, President and CEO of Wireless Data Solutions, and Pat Makovec, secretary/treasurer and Board Chairman of Wireless Data Solutions were voted a stock bonus in lieu of cash for their efforts related to progress of the last calendar year compared to the two prior years. Under the bonus arrangement Mr.Blankenburg will receive 200,000 shares of WDS common stock and Mr. Makovec will receive 100,000 shares of WDS common stock. The fair market value at the time of the award was $33,000. Also subsequent to the date of the report the company borrowed $50,000 from a major shareholder to increase its cash holdings and liquidity.

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

PART II

Item 1.  Legal Proceedings.

A customer filed an action against the company alleging certain problems with equipment on or about December, 1995. The complaint includes claims against Dinet for breach of express warranty, and for punitive damages and attorney's fees, all in an amount in excess of $150,000. The action was filed on September 7th, 1999 and discovery has commenced. Dinet has filed and answer denying all claims. As of December 31, 2000, no significant changes in status have occurred.



Item 2.  Changes in Securities and Use of Proceeds.

None; not applicable.

Item 3.  Defaults Upon Senior Securities.

There has been no material default in the payment of principal interest, or sinking or purchase fund installment, of any other material default not cured within 30 days with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

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


February 20, 2001 WIRELESS DATA SOLUTIONS, INC.

                                 /s/ Patrick Makovec

                                 Patrick Makovec
                                 Chairman of the Board