Form 10QSB/A
period 2000-12-31
WIRELESS DATA SOLUTIONS INC
filed 2001-02-22
CIK 1043473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10QSB/A

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










WIRELESS DATA SOLUTIONS, INC.

	        Changes to FORM 10-QSB


This amendment to Form 10QSB was filed to correct the following item:



Wireless Data Solutions Statement of Cash Flows contained an error which was corrected. The balance remained the same.


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


       Wireless Data Solutions, Inc. And Subsidiaries
	  	Consolidated Statement of Cash Flows
	   	For The Quarters Ended December 31, 2000, 1999



					12/31/00        12/31/99
Operating Activities:
Net Income				($85,220)       $47,137


Changes in Operating
Assets and Liabilities:

Decrease (Increase)
in accounts receivable	      (142,432)         110,686
 Decrease (Increase)
in inventory		        52,236          23,412
Decrease (Increase)
in other assets		         4,823          6,386
(Decrease) Increase
in accounts payable		 (28,336)        (53,019)
(Decrease) Increase
in advances from customers	 (15,255)        (91,922)
(Decrease) Increase
in other payables			 (26,852)        (50,410)
Decrease in deferred
service contract			  11,810 		11,810

Net cash provided by
operating activities		(229,226)         4,080

Investing Activities:
Proceeds of miscellaneous
assets			        (4,224)        (2,950)

Financing Activities:
(Increase) in due from
related parties			   1,799          0
Decrease (Increase)
in due from Angellcom		       0 		0
(Decrease) Increase in due
to related parties
and related expenses		       0          (3,750)
(Decrease) Increase in common
stock options outstanding            0          (11,250)
Proceeds of issuance
of common stock		        54,297           72,500

Net cash provided by
financing activities		  56,096           57,500

Net decrease in cash	      (177,354)          58,630

Cash at beginning of period    256,986           150,165

Cash at end of period		 $79,632           208,795






















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