Form 10QSB/A
period 2000-12-31
WIRELESS DATA SOLUTIONS INC
filed 2001-04-03
CIK 1043473

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










WIRELESS DATA SOLUTIONS, INC.

	     Second Amendment to FORM 10-QSB for the period ended
12/31/00.


This amendment is filed to supplement and amend the form 10-QSB filed by Wireless Data Solutions, Inc. For the period ended December 31, 2000, by adding the letter required by Item (a)(3) of Regulation SB as Item 16 of the Exhibits, and by amending the Exhibit Index accordingly.



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

  10.3* Buy/Sell Agreement, dated March 27, 1996, by and between the Company and Heartland
            Diversified Industries, Inc.

  10.4* Consulting Agreement dated April 15, 1997, among Products, Services and Technology
            Corporation, David Wood and Henry Hanson

    11 Statement regarding computation of per share earnings

`   16      Letter of James Harned dated March 30, 2001, as required
            by Item 304 (a)(3) of Regulation SB.

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

Exhibits attached:

Letter of James Harned dated March 30, 2001, as required by Item 304
(a)(3) of Regulation SB.

James J. Harned,
Certified Public Accountant
1316 Christopher Ct.
Bel Air, MD 21014

410-274-7639

March 30, 2001

Mr. Pat Makovec
Wireless Data Solutions, Inc.
2233 Roosevelt Rd, Suite 5
St. Cloud, MN 56301

Dear Mr. Makovec:

As requested by the Securities and Exchange Commission, please be advised that I am in agreement with Item 4 in Wireless Data
Solution, Inc.'s Form 8K.

Very truly yours,

James J. Harned



                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 3, 2001 WIRELESS DATA SOLUTIONS, INC.

                                 /s/ Patrick Makovec

                                 Patrick Makovec
                                 Chairman of the Board