Form 10QSB
period 2001-03-31
WIRELESS DATA SOLUTIONS INC
filed 2001-05-21
CIK 1043473

NT-10QSB
           U.S. Securities and Exchange Commission
                  Washington, D.C. 20549
                       FORM 12B-25




NOTIFICATION OF LATE FILING
SEC FILE NUMBER:333-47395
CUSIP NUMBER:97652K102
(CHECK ONE):
[ ] Form 10-K and Form 10-KSB  [ ] Form 20-F
[ ] Form 11-K
[X] Form 10-Q and Form 10-QSB  [ ] Form N-SAR

                  For Period Ended:  March 31, 2001
                   [ ] Transition Report on Form 10-K
                   [ ] Transition Report on Form 20-F
                   [ ] Transition Report on Form 11-K
                   [ ] Transition Report on Form 10-Q
                   [ ] Transition Report on Form N-SAR

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

(1) Name and telephone number of person to
(2) contact in regard to this notification:

              Patrick Makovec        (320) 203-7477

(2) Have all other periodic reports required
(3) under section 13 or 15 (d) of the
(4) Securities Exchange Act of 1934 or section 30 of the
Investment Company Act of 1940 during the
(5)  preceding 12 months or for such shorter
       period that the registrant was required to file such report(s) been filed?

    If the answer is no, identify report(s).
                   [X]   Yes     [ ]   No

(6) Is it anticipated that any significant
(7) Change in results of  operations from the
corresponding period
(8) for the last fiscal year will be reflected by the
earnings statement to be included in the
             subject report or portion thereof?
                    [X]   Yes     [ ]   No

     If so: attach an explanation of the anticpated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     Narrative explanation of anticipated change:

	In fiscal 2000 the company realized a $250,000 profit for the six-month period ending March 31. For the same period in 2001 Wireless Data Solutions expects to show a loss of approximately $55,000. The difference in performance lies mainly in the fact that substantial expense was incurred in the pursuit of the purchase of new technology. Also in the same period in fiscal 2000 a one-time profit of $200,000 was realized from the cancellation of the Varitek contract.


WIRELESS DATA SOLUTIONS, INC.
              (Name of Registrant as specified in Charter) has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001           By:   /s/  Patrick Makovec


Patrick Makovec,
Chairman of the Board