Form 10QSB/A
period 2001-03-31
WIRELESS DATA SOLUTIONS INC
filed 2001-05-30
CIK 1043473

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C. 20549

        Form 10-QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
   SECURITIES EXCHNAGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2001

                               OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transaction period from ______ to ______

Commission file number 333-47395

WIRELESS DATA SOLUTIONS, INC.
(Name of small business issuer as specified in its charter)


Utah
(State of Incorporation)

93-0734888
(I.R.S. Employer Identification No.)


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

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCYPROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date:

There was 11,199,355 shares of the Issuer's common stock outstanding as of March 31, 2001.


PART I

Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Balance Sheet
March 31, 2001, and 2000

ASSETS

                         March 31, 2001   March 31, 2000
		    (Unaudited) 	   (Unaudited)


Current Assets:
Cash and cash
equivalents                $107,848          $441,437
Trade accounts
receivable, net of
$6,000 estimated
allowance for
doubtful accounts	    336,922                200,476
  Inventory	     110,457                124,163
  Prepaid expenses           5,535               0
     Total Current Assets  560,762               766,076
Fixed Assets

Office fixtures and
Equipment                      72,049                17,983
Leasehold Improvements                            12,894
Sub-Total	                       72,049                30,877

Less:  Accumulated
Depreciation
and Amortization                  27,385 	           27,927
	Net Fixed Assets      44,664               2,950


Other Assets:
  Prepaid service
contract                     76,085                  123,085

Due from related parties	                      2,952
Security deposits	          3,113 	         3,113

Total Other Assets           79,198               129,150

TOTAL ASSETS             $684,624               $898,176



LIABILITIES
                               Mar. 31, 2001       Mar. 31, 2000
		      (Unaudited)          (Unaudited)

Current Liabilities:

  Trade accounts payable    $171,217              $81,861

Service contract
payable in stock              20,800

Notes Payable                 50,000

other liabilities	           1,364                65,295

 Advance from Customers                          (22,201)

  Other accrued liabilities   9,724                 6,604

Total Current Liabilities232,306               152,359


Other Liabilities:


Accrued salaries, related
Payroll taxes, reimbursable
Expenses payable to
officers                    285,241               285,241

  Less:  Current portion	 0                0

Total Other Liabilities    285,241              285,241

TOTAL LIABILITIES          517,547           437,600


Minority interests in
consolidated
subsidiaries                20,000 	       20,000


STOCKHOLDERS' DEFICIENCY:

 Preferred Stock, $.002
par value;3,000,000
shares authorized;
no shares issued or
outstanding	                    0              0
  Common Stock,
$.001 par value;
25,000,000 shares
authorized;
11,199,000 shares
issued and
outstanding at
3/31/01, &
10,907,000 at 03/31/00        11,199            10,907

Common Stock options
outstanding
Additional paid-in-capital	    2,061,850       1,999,744

  Deficit			  (1,925,972)      (1,570,074)

     Sub-Total		     147,077          440,577


Total Stockholders'
 Equity                                     147,077          440,577

TOTAL LIAB. &
STOCKHOLDERS' EQUITY          $684,624         $898,176



Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Earnings
For the Six Month Periods Ended,
 March 31, 2001, and 2000


		      March 31, 2001    March 31,2000
		              (Unaudited)        (Unaudited)

REVENUES


Net product sales            $833,668          $1,264,786

       Total Revenues           833,668           1,264,786


COST OF SALES

Products	                        330,428            472,788


Total Cost of Sales            330,428            472,788


Gross Profit	            503,240            791,997


  Operating Expenses           602,567            577,741


Research & Development          84,333

Income before Interest        (183,660)            214,257

Interest expense,
net of interest income                       0             0

  Income before taxes          (183,660)            214,257

Provision for income taxes               0             0


          NET EARNINGS         ($183,660)           $214,257



Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Cash Flows
For The Six Month Periods Ended
 March 31, 2001, and 2000

                         March 31, 2001     March 31,2000
		    (Unaudited)        (Unaudited)

Operating Activities:
Net Income	     ($183,660)            $214,257


Changes in Operating
Assets and Liabilities:

Decrease (Increase) in
accounts receivable         (169,444)          68,370

Decrease (Increase)
 in inventory 	           69,623           107,347

Decrease (Increase) in
other assets                       6,850            17,058

(Decrease) Increase in
accounts payable	           33,420           (80,344)

Decrease in advances
from customers               (15,255)           (129,989)

Increase in Notes
Payable                       50,000

(Decrease) Increase in
other payables               (24,134)             (39,999)

Decrease in deferred
service contract              23,381               23,619


Net cash provided by
operating activities	    (209,219)             180,319

Investing Activities:

Proceeds of miscellaneous
assets	                        1,048              (2,950)


Financing Activities:

(Decrease) in due from
related parties                4,735              287,057

(Decrease) Increase in due
to related parties
and related expenses               0            (283,176)

(Decrease) Increase in
common stock
 options outstanding                0             (11,250)

Decrease in entity for
sale of common stock               0               48,773

Proceeds of issuance
of common stock               54,298             72,500

Net cash provided by
financing activities	            59,033            113,904

Net increase in cash        (149,138)           291,273

Cash at beginning of
 period                             256,986            150,165

Cash at end of period       $107,848           $441,437



Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Six Month Periods
Ended March 31 ,2001, and 2000




                                               Common        Additional
	               Common   Stock Options    Paid-In
	                Stock        Outstanding     Capital


Balance at September
30, 2000               $10,917      $0       $2,007,834



Net Earnings for the
period
ended March 31, 2001


Issuance of common stock
Stock issued for outside
 services                      50                    54,016

Stock issued to cancel
debt to officer              191

Stock issued as pd of
wage contract
With subsidiary
President                     41



Sub-Total                11,199         0       2,061,850


Receivable from related entity
for sale of common stock



Balance at
March 31, 2001     $11,199        $0    $2,061,850



		                    Deficit     Total of  Rows
				      continued From
                                                                  above

Balance at September 30,
2000                                   ($1,742,312)	$276,439

Net Earnings for the period
ended March 31, 2001           (183,660)          (183,660)

Stock issued to cancel
debt to officer                                                  54,298


Sub-Total	                            ($1,925,972)      $147,077

Receivable from related
Entity for sale of
common stock		                           0

Balance at March 31,
2001                                  ($1,925,972)       $147,077



                                                    Common     Additional
                                   Common  Stock Options  Paid-In 	                                                                   Stock    Outstanding    Capital
Balance at September
 30, 1999                   $10,182    $11,250     $1,926,969


Net Earnings for the
period
ended March 31, 1999	        (11,250)

Stock issued to cancel
debt
to officer                        725	               71,775


Sub-Total		        10,907         0      1,999,744


Receivable from related entity
for sale of common stock



Balance at March 31,
 2000                           10,907       $ 0      $1,999,744




                                            Deficit	      Total of
                                                               Rows
		                              continued From
                                                                above

Balance at September
30, 1999	          ($1,784,331)     $165,070

Net Earnings for
the period
ended March 31, 2000     	   214,257       214,257

Issuance of common stock	                       (11,250)

Stock issued to cancel debt
to officer	                                                    72,500


Subtotal	                          (1,570,074)       440,577

Receivable from related
Entity for sale of
common stock


Balance at March 31,
2000                              ($1,570,074)       $450,577





Part 1
Notes to Financial Statements Summary of Accounting
Policies

The summary of Wireless Data Solution's, Inc.
(the "Company")significant accounting policies are incorporated by reference to the Company's
Registration Statement filed on Form 10-SB, as amended, dated February 12, 1998.

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

This report does not include the customary auditor's review as the company changes auditors for reasons specified in the 8K filed on February 21, 2001 and amended on April 12, 2001. In essence the auditor was not in compliance with certain SEC requirements.
On review the situation could not be rectified in the near term to provide a timely opinion. The audit process has been progressing and the new audit firm should complete their work in the near term.

Company Background Information

The following background information is deemed important in conjunctionwith the data provided in the financial statements for the period ending March 31, 2001.

Revenues for the first half-year ended March
31, were down approximately $431,000 compared to the same period one year ago. Management believes there are several issues associated with the decline. Those factors are discussed in detail under results of operations. It is understood that to move the company to the next level investments in new markets and new technology must be made. To accomplish that goal there has been a focus on new technology, which will allow the company to become a force in the waste management market. Also the company has made substantial investments in time and money in the pursuit of an autostatus product.
The company has been working with several investment bankers and has been considering different business combinations in pursuit of is growth objective.

Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

The Company's current assets totaled approximately
$560,000 compared to $760,000 one year ago. The primary difference was the large cash position held in March of 2000. That cash influx was the result of a contract with Varitek, which was subsequently canceled. That was a one time event which netted the company $200,000. Accounts receivable is approximately $135,000 higher than one year ago.
The difference is largely do to some software problems the company has been experiencing. Certain customers have elected to withhold payment until those problems are resolved. The company is nearing completion of a new version of software, which will include a number of new features, which will resolve the software issues.

The cash and cash equivalents component was down approximately 330,000 for the same period one year ago. That major change in the components of current assets required the company to obtain a loan to bolster its cash reserves. The loan was arranged through one of its major shareholders.

Management has been in contact with investment bankers, and has and is considering many options with regard providing an adequate cash base for stability and growth.

Management believes that current cash and receivable balances and additional loans, should they be necessary, will adequately fund operations and expenses in the near term.

Results of Operations

Revenues for the first half totaled approximately
$834,000 compared to $1,265,000 for the same period one-year ago. There are several factors associated with the revenue decline. Last year a one-time revenue item of $200,000 was recognized in the first six months. The source was the Varitek agreement. The general economy, which experienced a significant slow down, is also seen as a substantial factor. Management also believes that it needs to have a broader product offering in its current market segment to stimulate sales, particularly to its existing customer base.
The company has spent considerable resources in pursuit of new product offerings.

The company incurred a loss of $183,000 compared
 to a profit of $214,000 in the same period in fiscal 2000. The revenue recognized from the Varitek agreement contributed $200,000 of fiscal 2000 profit.
Legal fees of approximately $100,000 in fiscal 2001 contributed significantly to the difference. The legal fees were incurred as a result of the lawsuit, discussed under legal proceedings, and the due diligence associated with the proposed purchase of the autostatus technology. The company also incurred costs of approximately $84,000 for research and development.

Travel was up significantly as a result of taking a more aggressive posture in looking at and evaluation new opportunities. Also the company incurred travel costs associated with additional trade shows.
Expenditures for fixed assets were up approximately
$55,000 compared to the same period one-year ago.
Most of expenditures were for computer and related equipment used in research and development.

The trade payables were up as a result of the legal fees, which were discussed previously. The payable in stock was reduced by $20,800 as Mr. Blankenburg was issued the shares due him under and arrangement in connection with his employment as President of Dinet.
The 190,000 shares issued under the arrangement shall bear a restrictive legend.

Financial Condition

Cash holdings for the corresponding period one year ago decreased approximately $335,000. Increased expenditures for research and development, legal expenses and travel were the major factors. Also the increase in accounts receivable contributed significantly.

Subsequent Events

There are no subsequent events to report.

Forward-Looking Statements

The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future and possible further capitalization of the Company. These forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to such current expectations involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond and control of the Company. Although the Company believes that the assumptions could be inaccurate and therefore there can be no assurance that included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved.

PART II

Item 1.  Legal Proceedings.

A customer filed an action against the company alleging certain problems with equipment on or about December, 1995. The complaint includes claims against Dinet for breach of express warranty, and for punitive damages and attorney's fees, all in an amount in excess of $150,000.
The action was filed on September 7th, 1999 and discovery has commenced. At the time there seem to be no clear indications as to what Dinet's liability may or may not be, there are strong indications that if there is a liability Dinet would not be the only vendor sharing the responsibility. There are two other vendors, which include the radio manufacturers and the systems integrator. The plaintiff is seeking a settlement prior to incurring the costs of expert witness etc that would come with an actual trial.

Item 2.  Changes in Securities and Use of Proceeds.

None; not applicable.

Item 3.  Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interact,a sinking or purchase fund installment, of any other material default not cured within 30 days with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

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

 3.1*      Articles of Incorporation of Gold Genie
            Worldwide, Inc., filed on March 7, 1984.

 3.2* Certificates of Amendment to the Articles of Incorporation of Products,
            Services, &
            Technology Corporation, filed on June 13,1988

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


May 30, 2001            WIRELESS DATA SOLUTIONS, INC.
                            /s/ Patrick Makovec
                             Patrick Makovec
                           Chairman of the Board