Form 10QSB
period 2001-06-30
WIRELESS DATA SOLUTIONS INC
filed 2001-08-16
CIK 1043473

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHNAGE ACT OF 1934.

            For the Quarterly Period Ended June 30, 2001

                               OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

             For the transaction period from 04-01-2001 to 06-30-2001

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

There was 11,199,000 shares of the Issuer's common stock outstanding as of June 30, 2001.









PART I

             Wireless Data Solutions, Inc. And Subsidiaries
		            Consolidated Balance Sheet
			        June 30, 2001 and 2000

ASSETS
			                     June 30, 2001   June 30, 2000
					          (Unaudited) 	 (Unaudited)

Current Assets:
  Cash and cash equivalents               $41,994     $389,131
  Trade accounts receivable, net of
    $6,000 estimated allowance for
    doubtful accounts		            351,671      339,049
  Inventory			                  112,608      134,942
  Prepaid expenses                          4,860            0
        Total Current Assets	            511,133      863,122

Fixed Assets
  Office fixtures and equipment	       72,049       17,983
  Leasehold Improvements	                          12,894
  Sub-Total			                   72,049       30,877

  Less:  Accumulated Depreciation
     and Amortization                      31,376       27,927
	Net Fixed Assets                     40,673        2,950

Other Assets:
  Prepaid service contract                 76,085      111,275
Due from related parties	              7,201        2,942
  Security deposits		              3,113        3,113
       	Total Other Assets             86,398      117,341
TOTAL ASSETS			           $638,204     $983,413





LIABILITIES
                                      June 30, 2001    June 30, 2000
		                           (Unaudited)	  (Unaudited)

Current Liabilities:
  Trade accounts payable		      $296,289     $134,166
   Payable in stock                         95,278       20,800
   Notes Payable                            50,000
  Current portion of other liabilities	               55,457
  Advance from Customers                                 17,285
  Other accrued liabilities		         8,381        2,393
     	Total Current Liabilities	       449,949      230,101

Other Liabilities:

  Accrued salaries, related payroll
     taxes, reimbursable expenses
     payable to officers                   292,916      285,241

  Less:  Current portion		             0            0
	Total Other Liabilities	             292,916      285,241

TOTAL LIABILITIES                           742,865     515,342

 Minority interests in consolidated
 subsidiaries                                20,000 	   20,000

STOCKHOLDERS' DEFICIENCY:
  Preferred Stock, $.002 par value;
     3,000,000 shares authorized;
     no shares issued or outstanding		  0 	        0
  Common Stock, $.001 par value;
     25,000,000 shares authorized;
     11,199,000 shares issued and
     outstanding at 06/30/2001
      & 10,917,124 at 06/30/2000.            11,199       10,917
  Common Stock options outstanding
  Additional paid-in-capital	            2,061,850    2,007,834
1,927,969
  Deficit			                 (2,197,710)  (1,570,680)
     Sub-Total		                   (124,661)     448,071


     	Total Stockholders' Equity           (124,661)     448,071

TOTAL LIAB. & STOCKHOLDERS' EQUITY         $638,204     $983,413



         Wireless Data Solutions, Inc. And Subsidiaries
		   Consolidated Statement of Earnings
    For the Three Month Periods Ended, June 30, 2001, and 2000



			               June 30, 2001   June 30, 2000
		                     (Unaudited)	  (Unaudited)
REVENUES

  Net product sales               $1,134,350     $1,525,391
  Other Income		              (1,969)       200,403

	Total Revenues	           1,132,381      1,725,793

COST OF SALES

  Products	                         442,696        657,527

 Total Cost of Sales                 442,696        657,527

  Gross Profit	                   689,685      1,068,266

  Operating Expenses               1,145,083        854,615

Income before Interest	            (455,398)       213,651

  Interest expense, net of
interest income           	             0 		    0
  Income before taxes		      (455,398)       213,651

Provision for income taxes                 0 		    0

             NET EARNINGS          ($455,398)      $213,651

             Wireless Data Solutions, Inc. And Subsidiaries
              	Consolidated Statement of Cash Flows
	For The Three Month Periods Ended June 30, 2001, and 2000


				        June 30, 2001    June 30, 2000
Operating Activities:
Net Income				    ($455,398)      $213,651


Changes in Operating Assets
and Liabilities:

Decrease (Increase) in
accounts receivable	    	     (184,193)       (70,203)
Decrease (Increase) in inventory 	 67,472         96,568
Decrease (Increase) in other assets	  7,512	    17,058
(Decrease) Increase in
accounts payable	      	      158,492        (28,039)
Increase in advances
   from customers                   (15,255)       (90,503)
(Decrease) Increase in
other payables		             68,437        (54,048)
Decrease in deferred
service contract          		 23,381         35,429

Net cash provided by
operating activities	           (279,552)       119,913

Investing Activities:
Proceeds of miscellaneous assets      5,039	    (2,950)

Financing Activities:

(Decrease) in due from
    related parties                  (2,466)       287,057
 (Decrease) Increase in due
     to related parties
   and related expenses		        7,675       (283,176)
(Decrease) Increase in
  common stock
 options outstanding		            0        (11,250)
Increase in related entity for
Sale of Common Stock                      0         48,773
Proceeds of issuance of
common stock                         54,298         80,600

Net cash provided by financing
          activities	             59,507        122,004

Net increase in cash		     (215,006)       238,967

Cash at beginning of period         256,986        150,165

Cash at end of period			$41,980       $389,131







Wireless Data Solutions, Inc. And Subsidiaries
Consolidated Statement of Stockholders' Equity
 For The Three Month Periods Ended June 30, 2001, and 2000



Common        Additional
	                          Common  Stock Options	    Paid-In
				        Stock     Outstanding	    Capital

Balance at September 30, 2000   $10,917         $0       $2,007,834

Net Earnings for the period
ended June 30, 2001
Issuance of common stock
Stock issued to cancel
debt to officer	     		      282	              	 54,016


Sub-Total				   11,199 		 0        2,061,850

Receivable from related
Entity for sale of common
stock

Balance at June  30, 2001       $11,199 		$0       $2,061,850




	                                     Common        Additional
	                          Common  Stock Options	    Paid-In
				        Stock     Outstanding	    Capital

Balance at September 30, 1999   $10,182    $11,250      $1,927,969

Net Earnings for the period
ended June 30, 2000
Issuance of common stock		 10  	 (11,250)          8,090
Stock issued to cancel
debt to officer	     		      725 	              	71,775


Sub-Total				   10,917 		 0       2,007,834

Receivable from related
Entity for sale of common
stock

Balance at June  30, 2000       $10,917 		$0      $2,007,834












				            Deficit     Total of  Rows
	                                        continued From above

Balance at September 30, 2000	   ($1,742,312) 	  $276,439

Net Earnings for the period
ended June 30, 2001     	      (455,398)     (455,398)
Issuance of common stock			               0

Stock issued to cancel debt
        to officer         			          54,298


Subtotal				    (2,197,710)     (124,661)
Receivable from related entity
for sale of common stock

Balance at June 30, 2001        ($2,197,710)    ($124,661)




					      Deficit     Total of  Rows
	                                          continued From above

Balance at September 30,1999	    ($1,784,331) 	  $165,070

Net Earnings for the period
ended June 30, 2000     		  213,651      213,651
Issuance of common stock			          (3,150)

Stock issued to cancel debt
        to officer         			           72,500


Subtotal					(1,570,680)     448,071
Receivable from related entity
for sale of common stock

Balance at June 30, 2000            ($1,570,680)   $448,071



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

This report does not include the customary auditor's review as the company changed auditors for reasons specified in the 8K filed on February 21, 2001 and amended on April 12, 2001. In essence the auditor was not in compliance with certain SEC requirements. On review the situation could not be rectified in the near term to provide a timely opinion. The audit process has been progressing and the new audit firm is near the completion of their work and the results are expected to be filed in August. The results of operations are not expected to vary, however, changes to some balance sheet items are anticipated.

Company Background Information

The following background information is deemed important in conjunction with the data provided in the financial statements for the period ending June 30, 2001.

Revenues for the first three quarters ended June 30 were down approximately $593,000. Management believes there are several factors associated with the reduction in revenue. Those factors are addressed under results of operations. Management understands that the company must move to a new level to regain profitability. To that end the company has been focusing on the acquisition of new technology and enhancing the existing technology. The company has developed an auto status product, which is targeted to the aggregate side of the redi-mix market. The waste management market has also shown strong interest in the new auto status unit. The product is presently in beta testing with a company dealing in aggregate. The company has been working with several investment banking groups in pursuit of funds to move the projects along. Management recognizes that current capital market conditions are such that they can reasonably be called a "sellers market." The company will continue to search for the best terms possible.


Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

The company's current assets totaled approximately $511,000 compared to $863,000 one year ago. The primary difference is the change in the cash position from one year ago. There was a decline in cash holdings of approximately $348,000.

Last year the company experienced a large influx from the cancellation of the Varitek contract. The one time event netted $200,000 to the cash position. The current decline is most attributable to decreased revenues and the increased costs associated with the new audit, legal fees resulting from the lawsuit described under legal proceedings, and contract engineering fees, which are a part of product enhancement and new developments. The other major current asset, accounts receivable is up slightly compared to one year ago, however, the company has since begun to collect those receivables. The company finished the development of a new version of software, which was distributed to the problem account's, which has resolved the software issues.

The cash and cash equivalents were down approximately $348,000. That change required the company to arrange a loan of $50,000 from one of its major shareholders to increase the cash reserves. That loan is shown under notes payable.

Management is in the process of obtaining new equity capital, which will provide the company working capital and enable it to realize its growth objectives.

Management believes that current cash balances, receivable balances, and additional equity capital will adequately fund operations and expenses near term.


Results of Operations

Revenues for the first three quarters of the year totaled approximately $1,132,000 compared to $1,725,000 one year ago. Management does not believe one single issue is responsible for the decline, rather it believes there are multiple factors, the general economy has been very hard on companies in the telecommunications field. The company needs to have a more diverse product line with enhanced features. The company also needs to be active in other market segments, which can employ our core technology. The company has invested significant resources in pursuing those goals and has an auto status product in beta testing with a California aggregate company, which was an appeal to other market segments.

The company incurred a loss of approximately $455,000 compared to a gain of approximately $213,000 for the same period one year ago. The revenue derived from the cancellation of the Varitek agreement, which contributed $200,000 to last years profit position. Legal and accounting fees exceeded last years costs, by approximately $80,000. The excess costs were incurred in connection with the lawsuit described in legal proceedings and redoing the audit. Also engineering costs exceeded last years expenses by a figure in excess of $110,000, the excess expenditures were associated with the new product development. Also there were significant legal costs involved in the due diligence related to the acquisition of an advanced auto status technology, which includes sensing. There was also increased travel expense. The reduced revenue was also a major contribution to the loss.

The increase in trade payables also reflects the high costs of the litigation. The payable in stock was increased due to the stock, which is to be issued to Robert Chase under his employment contract. Mr. Chase is owed 123,750 shares under that arrangement. Mr. Chase is the President of Dinet. Pat Makovec is owed 100,000 shares and Brian Blankenburg is owed 200,000 shares. Those shares were accrued as part of their salaries for calendar year 2000.


Financial Condition

Cash holdings for the corresponding period one year ago decreased approximately $348,000. Increased expenditures for product development, legal and accounting expense, and travel expense were major factors. The decline in revenues was also a major factor.


Subsequent Events
The company has substantively agreed to a settlement in the lawsuit described under legal proceedings.


Forward-Looking Statements

The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future and possible further capitalization of the Company. These forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to such current expectations involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond and control of the Company. Although the Company believes that the assumptions are accurate, there can be no assurance that the assumptions included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved.




PART II

Item 1.  Legal Proceedings.

A former customer filed an action against the company alleging certain problems, which developed with equipment the company sold them, on or about December, 1995. The complaint includes claims against Dinet for breach of express warranty, and for punitive damages and attorney's fees, all in an amount in excess of $150,000. The action was filed on September 7th, 1999. All parties have agreed to a negotiated settlement the company's share would be $175,000, $75,000 would be paid in restricted common stock, with the balance to be paid in cash beginning on January 1, 2002. There would be no interest charged on the balance as long as the company is not in default of the agreement. Management was of the opinion that for their expenditures of resources, by way of a trial, was to much of a risk compared to what might have been gained and accepted the settlement.


Item 2.  Changes in Securities and Use of Proceeds.

On May 1, 2000, The Company issued 10,000 shares of its common stock to a consultant in payment for services. At the time of issuance, the consultant was advised that the shares were registered on Form S-8 and could be freely re-sold. The consultant sold the shares in July, 2000, in broker's transactions, at prevailing market rates.
Thereafter, on January 2, 2001, the Company issued 50,000 shares of its common stock to a second consultant, also in payment for services. This second consultant was also advised by the Company that the shares were registered on form S-8 and could be freely re-sold. The consultant sold 3,500 of these shares on June 2, 2001, and an additional 3,000 were sold on June 13, 2001. Both of these re-sales were effected in broker's transactions at prevailing market prices.
The advice given by the Company to each consultant was erroneous; none of the shares mentioned above was registered at the time of issuance, and the exemption from registration afforded by Regulation D may not have been available. It is possible, therefore, that each of the issuances occurred in violation of the registration requirements set forth in Section 5 of the Securities Act of 1933, and that resale by the consultants of a total of 16,500 of such shares was likewise in violation of Section 5.
The Company regrets the error, which has resulted in the creation of 16,500 freely-tradable shares in possible violation of the Securities Act of 1933.

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


August 16, 2001               WIRELESS DATA SOLUTIONS, INC.

                                 /s/ Patrick Makovec

                                 Patrick Makovec
                                 Chairman of the Board