Form 10QSB/A
period 2001-06-30
WIRELESS DATA SOLUTIONS INC
filed 2001-09-05
CIK 1043473

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-QSB/A

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














Wireless Data Solutions, Inc. And Subsidiaries
              	Consolidated Statement of Cash Flows
	For The Three Month Periods Ended June 30, 2001, and 2000


				        June 30, 2001    June 30, 2000
Operating Activities:
Net Income				    ($455,398)      $213,651


Changes in Operating Assets
and Liabilities:

Decrease (Increase) in
accounts receivable	    	     (184,193)       (70,203)
Decrease (Increase) in inventory 	 67,472         96,568
Decrease (Increase) in other assets	  7,512	    17,058
(Decrease) Increase in
accounts payable	      	      158,492        (28,039)
Increase in advances
   from customers                   (15,255)       (90,503)
Increase in notes payable            50,000
(Decrease) Increase in
other payables		             68,437        (54,048)
Decrease in deferred
service contract          		 23,381         35,429

Net cash provided by
operating activities	           (279,552)       119,913

Investing Activities:
Proceeds of miscellaneous assets      5,039	    (2,950)

Financing Activities:

(Decrease) in due from
    related parties                  (2,466)       287,057
 (Decrease) Increase in due
     to related parties
   and related expenses		        7,675       (283,176)
(Decrease) Increase in
  common stock
 options outstanding		            0        (11,250)
Increase in related entity for
Sale of Common Stock                      0         48,773
Proceeds of issuance of
common stock                         54,298         80,600

Net cash provided by financing
          activities	             59,507        122,004

Net increase in cash		     (215,006)       238,967

Cash at beginning of period         256,986        150,165

Cash at end of period			$41,980       $389,131










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


September 05, 2001               WIRELESS DATA SOLUTIONS, INC.

                                 /s/ Patrick Makovec

                                 Patrick Makovec
                                 Chairman of the Board