Form 10KSB/A
period 2000-09-30
WIRELESS DATA SOLUTIONS INC
filed 2001-10-09
CIK 1043473

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

There were 10,917,124 shares of the Issuer's common stock outstanding as of September 30, 2000.














WIRELESS DATA SOLUTIONS, INC.

                     Changes to FORM 10-KSB



As indicated previously, in a report on Form 8K filed on February
28, 2001 Wireless Data Solutions changed auditors for reasons specified in the Form 8K. As a consequence a new audit was required which was recently completed. This amendment to Form 10KSB was filed to correct the following items:

Income Statement

Total Revenue declined by approximately $33,000; of this total, approximately $23,000 was due to merchandise, which was returned and $10,900 was reclassified to other income. There were some other small adjustments totaling less than $1,000.

Total operating expenses declined by approximately $58,700. This decline was the cumulative result of reclassifying amortization of a service contract to a prior year (1998) and reclassifying expense associated the settlement of legal issues between Heartland Diversified Industries and Wireless Data Solutions. The settlement is described in Note C to the financial statements. The service contract restatement is described in Note K to the financial statements.

Operating Expenses and Research and Development expense were combined in one account titled Operating Expenses as it was determined the costs previously classified as Research and Development did not fully meet the criteria for such classification.

As a result of these adjustments Operating Income increased to approximately $61,600 compared to $42,000 as originally reported.

The lawsuit described under Item 9, Legal Proceedings, was settled in September of 2001. The result was a charge against income of $175,000.
The settlement is described in auditors Note I to the financial statements. A charge to Other Income (Expense) of approximately $64,500 resulted from a settlement litigation between Wireless Data Solutions, Heartland Diversified Industries and Michael McLaughlin (a former Chief Executive Officer of Wireless Data Solutions). Under the agreement all outstanding balances, between the parties were written off. The arrangement is described in Note C to the financial statements

All the changes described above taken cumulatively resulted in a net loss for the year ended September 30, 2000 of approximately $168,000.

Balance Sheet

The Accounts Receivable balance declined by $70,000. The allowance for doubtful accounts was increased by $47,000 and merchandise valued at $23,000 was returned.

A deferred service contract was written off and charged to prior periods to which it pertained, since it was determined that such contract did not have a residual value. In addition to the foregoing changes, certain balance sheet items were reclassified; these reclassifications were individually and in the aggregate immaterial, and did not significantly change the total assets or liabilities.

As a result of settlement of the litigation described in Item 9, Legal Proceedings, an accrual in the amount of $175,000 was established. The settlement was finalized in September of 2001. The accrual is described in Note I to the financial statements.



A previous amendment to Form 10KSB for the year ended September 30, 2000 was filed to correct the following items:
PART I


  ITEM 3. Brian Blankenburg's common stock ownership in the Company is 3% rather than 4%

  ITEM 3.  Compensation Table was added with accompanying footnotes.

  ITEM 3. Stock ownership table was added to clarify the security ownership in the company along with an accompanying footnote.

  ITEM 5. The Company's stock trades under the symbol WDSO rather than SOLU.

  ITEM 8. Jim Harned's letter was changed to reflect the fact that he had audited years 1998, 1999, and 2000 along with an address change that identifies his New York Office.

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

  ITEM 11. Defaults Upon Senior Securities

  ITEM 12. Submission of Matters to a Vote of Security Holders

  ITEM 13. Other Information

  ITEM 14. Exhibits and Reports on Form 8-K

           Signatures



PART I
Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.


ITEM 1. BUSINESS OVERVIEW

Wireless Data Solutions, Inc. (the Company") develops and markets
Digital wireless communications equipment for mobile fleet management in the U.S. foreign countries. The equipment is designed, assembled, and sold by Dinet, a wholly owned subsidiary of the Company. It has sold units to a number of different industries, including ready-mix concrete suppliers, taxi-cab companies, parcel delivery, vehicle towing, and public transportation. The large majority of its sales have been to the ready-mix segment. It transmits data using two-way radio, cellular, and CDPD (cellular digital packet data).

An enhancement to the Mobile Data terminals messaging capacity is its automatic vehicle location (AVL) feature. Automatic vehicle location is used to track vehicles; it can also be used to track other assets such as cargo containers. The unit to be tracked is fitted with a terminal that has a Global positioning system (GPS) receiver. The receiver gathers positioning information from the satellite system which in turn sends the information to a base station. At the base station the location is then super imposed on a map of the country. Wireless
Data's mapping system has a zoom feature which enables the people at the base station to look at the precise location of the asset be it a few miles or one thousand miles distant. Vehicle location or asset tracking is an emerging technology which the Company believes has almost unlimited applications.

The Company's principal office is located at 2233
Roosevelt Road Suite # 5 St. Cloud, MN 56301. Its wholly owned subsidiary, Dinet, is located in Oceanside, California, where it maintains a production and sales facility. It also has a sales office in Severna Park, Maryland.

ITEM 2. BUSINESS ISSUES

In fiscal 2000 the Company maintained its focus on the ready-mix market and on enhancing its product offerings to that industry. To that end Dinet spent in excess of $250,000 in product development; the development expenditures were necessary because that aspect of the business had not received the appropriate emphasis in the two preceding years.

Fiscal 2000 was a dramatic improvement over fiscal years 1998 and 1999. In those prior two years WDS lost $277,331 and $273,611 respectively. In fiscal 2000 WDS posted an operating profit of $61,000. Management feels that its commitment to service was a significant factor in this turnaround, along its more focused sales effort.

Although the Company has shown dramatic improvement it still faces the Reality that it has limited resources and that it needs to actively pursue Alternative ways to move forward. The Company is particularly interested in strategic alliances and business combinations. The Company has explored a number of avenues and will continue to pursue additional oppurtunities. In keeping with this strategy the Company made an agreement in November, 1999 with Varitek Industries under which the Company would license Varitek to manufacture and market the Company's technology to retail, government and law enforcement agencies world wide. However, the agreement contained certain ongoing requirements that were not met, and the Company therefore cancelled the agreement. The Company received reasonable compensation for its efforts in connection with the contemplated alliance.

The Company has been able to maintain certain competitive advantages which management feels will enable it to maintain a strong position in the ready-mix market. The Company also believes that its core technology has numerous applications in other industries.


ITEM 3. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The management team presently consists of three members. It is anticipated That there will be an addition of at least one more director.

Brian B. Blankenburg

Mr. Blankenburg was elected as a director of the Company in June 1997 and Was named President of Dinet in September 1998. In March of 1999 he became President and Chief Executive Officer of Wireless Data Solutions. Mr. Blankenburg provides expertise in the areas of strategic planning, sales and marketing, mergers and acquisitions, funding and market research. Prior to joining the Company Mr. Blankenburg served as Executive Vice President, and later President of Hudson Industries, Mr. Blankenburg led the strategic repositioning of Hudson's business, and doubled its sales in four years. Prior to that time, Mr. Blankenburg held various management positions with International Multifoods, Beatrice, Green Giant and Hormel Company. He is a 1971 graduate of the University of Minnesota, where he received a B.A. in advertising. His continuing education has included the Beatrice Executive Marketing School at the J.L. Kellogg Graduate School of Business, Northwestern University, as well as studies at The University of Pennsylvania's Wharton School of Business. He owns approximately 3% of the shares outstanding.

Robert Chase

Robert Chase succeeded Brian Blankenburg as President of Dinet, The
Company's wholly owned subsidiary. Mr. Chase has 25 years of experience
In operations and start-up marketing and sales programs with wireless-related companies. For the past seven years he has consulted to Fortune 1000 ranked companies within the wireless industry as a partner with Severin Chase. Prior to his consulting role, he held various executive management positions with Digital Mobile Communications, Pacific Telesis, General Electric, and Motorola.


Patrick L. Makovec

Secretary and Treasurer of the Company, Mr. Makovec has been an officer and board member of the Company since December 1987. He was instrumental in discovering Dinet, and evaluating it prior to its acquisition by the Company. He was also involved in the restructuring of Dinet to strengthen the base from which to move it forward. He is the Board Chairman and Secretary/Treasurer of Dinet. He was formerly the President of Tel Corp. Leasing in St. Cloud, MN, and holds an M.S. Degree in Accounting from the University of Wisconsin. He owns approximately 8% of the shares outstanding.

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
CEO                   NOTE B

Brian
Blankenburg 1999      XXXXX
CEO

Mike
McLaughlin  1999      XXXXX
CEO

Mike
McLaughlin  1998      Note C
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
             Encinitas, CA 92024
                                          Note D



Note D Mr. Chase is the President of the Company's subsidiary Dinet. His employment contract grants him a maximum of 265,000 shares of Wireless Data's Common Stock. In the first year of his employment he will receive 41,250 shares of stock at the end of each quarter for a total of 165,000 shares. Additionally he will receive a one time bonus of 100,000 shares at the end of one year. At September 30, 2000 the Company was obligated to issue Mr. Chase the number of shares reflected in the table.


ITEM 4. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULT OF OPERATIONS


Liquidity and Capital Resources

The Company's current assets totaled approximately $667,600 compared to $957,000 At the end of Fiscal 1999. The decrease reflects a decline in inventory of approximately $51,000. There was also an increase in the cash component of the current assets in excess of $110,000. Trade receivables declined by a similar amount; these changes are viewed as a positive in inventory and cash management. Michael McLaughlin, a former director and officer of WDS and current President of Heartland Diversified Industries signed a mutual release of all claims and a covenant not to sue. All outstanding balances between the Company, Heartland Diversified Industries and Michael McLaughlin were written-off. Additional detail is provided under Note C to the financial statement titled "
Related Party Transactions and Relationships." Revenues for the period increased by approximately 30% compared to fiscal 1999. The increase in revenues was the primary reason Wireless Data posted a $62,000 operating profit as opposed to a $270,000 loss in 1999.

Management believes that cash flow from operations and current cash Balance will be sufficient to fund operations and expenses for the near term.


Results of Operations

Revenues for the fiscal year 2000 were up approximately $430,000, a 30% increase over the prior year. Product sales were up almost $210,000 while Product development sales was up approximately $200,000.
The increase in revenue allowed Wireless Data to show an operating profit of over $61,000 in spite of the fact that the Company spent in excess of $250,000 in product development. Management believes the key to continued growth and profitability lies in defining new opportunities and pursuing those with high growth prospects. Management has been actively pursuing a number of prospects.

The Company's cash position increased in excess of $110,000 partially because of increased profitability but also because of the reduction of inventory and accounts receivable. It is predicted that accounts receivable and inventory will increase as the Company enters its peak production quarters. However, it is anticipated both will remain more in proportion to sales as more emphasis has been placed on the management of those two areas.

Fixed assets increased by an amount in excess of $50,000. Some of the expense can be attributed to building infastructure which had been ignored for some time. The majority of the $50,000 was spent on equipment that was employed in product development.

An error resulting in as overstatement of deferred service contract costs for prior years was discovered in this fiscal year. As a result the deferred service contracts were no longer carried as an asset and the related costs were charged to prior years. This change is discussed under Note K to the financial statements "Prior Period Adjustments."

$20,000 of the payable in stock is owed to Brian Blankenburg. Mr. Blankenburg earned approximately 191,000 shares under an arrangement in connection with his employment as president of Dinet. During the period in September 14, 1998 to February 26, 1999, Mr. Blankenburg earned $1500 per week, with $500 paid in cash and $1000 paid in stock, based on the average stock price during that week. The common stock will bear a restrictive legend when issued. After February 26, 1999 Mr. Blankenburg became a salaried employee.

The reduction in the payable in stock account was due to distribution of common stock which was made to John Doubek and Brian Blankenburg in connection with work performed by the two individuals. $8745 of the payable in stock is owned to Sheryl Chase in connection with creative production and public relations work. The Company has contracted with her for additional work to be performed in fiscal 2001. The total of the contract for both years will equal 50,000 shares. Sheryl Chase is the wife of Mr. Robert Chase, the President of Dinet.


Accrued salaries and related payroll taxes were down by approximately $283,000. Due from related parties is down approximately $285,000. This decline relates to a settlement that was reached between Michael McLaughlin (former President and CEO of the Company), Heartland Diversified Industries and Carl Hatch (a shareholder) in a derivative action by Carl Hatch, undertaken for the benefit of Wireless Data Solutions and its shareholders. As a result WDS was relieved of any obligations to Mr. McLaughlin and agreed to forego any action against Heartland and cancel any obligations owed to it by Heartland.

The Company issued 735,000 shares of common stock during fiscal 2000. 75,000 shares were issued to each of Mike McLaughlin, Henry Hanson, and Patrick Makovec in connection with options that they exercised in November of 1999. The optionswere issued in 1989. 400,000 shares were issued to Mr. John Doubek in payment for legal service related to the 1998 management change and related issues extending into 1999. 100,000 shares were granted to Brian Blankenburg as an incentive to accept the position of President and Chief executive officer of the Company. 10,000 shares were issued to Mirage Web Design in exchange for designing the Company's web page.


Financial Condition

The cash holdings of the Company increased approximately $110,000.
The major reason for the increase was operating profit of $61,000 earned by the Company as opposed to a loss of $273,000 in the preceding fiscal year. However when the charges associated with the settlement with Michael McLaughlin and Heartland Diversified Industries ($64,586) and the settlement related to the equipment warranty problems ($175,000) resulted in a loss of $168,000.



ITEM 5. MARKET PRICE OF COMMON EQUITY

The Company's common stock trades on the OTC Bulletin Board under the symbol: WDSO. The price of the Company's common stock at the end of each quarter, for the past two fiscal years, is as follows:

Quarter Ending     High Bid     Low Bid

12/31/97        15/16           25/32

3/31/98         21/32            3/16

6/30/98           3/8            3/16

9/30/98           1/4            5/32

12/31/98         7/64            1/10

3/31/99          9/64            9/64

6/30/99          9/64            7/60

9/30/99          7/64            7/64

12/31/99          3/8           11/32

3/31/00         1 3/8          1 3/16

6/30/00         13/32             3/8

9/30/00          7/16           13/32



ITEM 6. YEAR 2000 COMPLIANCE

    The Company did not have any difficulty complying with year 2000 issues, Other than prior period adjustment discussed in Note K to the financial Statements.

ITEM 7. CHANGES IN ACCOUNTING

     There were no changes in accounting for fiscal year 2000.













WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Year Ended September 30, 2000















       MARSHALL GRANGER & COMPANY, LLP









Table of Contents




Independent Auditors' Report	1


Consolidated Balance Sheet	2


Consolidated Statement of Operations	3


Consolidated Statement of Stockholders' Equity	4


Consolidated Statement of Cash Flows	5


Notes to Financial Statements	6


                           MARSHALL GRANGER & COMPANY, L.L.P.
                        135 BEDFORD ROAD, ARMONK, NEW YORK 10504
                    914-273-8383/FAX 914-273-7959/MARSHALLGRANGER.COM



Independent Auditors' Report



To the Board of Directors
Wireless Data Solutions, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Wireless Data Solutions, Inc. and subsidiary as of September 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet and statements of operations, stockholders' equity, and cash flows, present fairly, in all material respects, the consolidated financial position of Wireless Data Solutions, Inc. and subsidiaries at September 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note K to the financial statements. In our opinion, such adjustments have been properly applied.



Marshall Granger & Company, L.L.P.
Armonk, New York
July 16, 2001

WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheet
September 30, 2000



Assets


Current Assets
Cash and cash equivalents			$262,746
Trade accounts receivable, net of $53,000
estimated allowance for doubtful accounts			97,487
Inventories			180,080
Prepaid expenses			    12,371

	Total Current Assets		  552,684

Property and Equipment
Office fixtures and equipment			52,620
Leasehold improvements			    12,894
			65,514
Less:  accumulated depreciation			   (20,499)

	Net Property and Equipment		    45,015

Other Assets
Security deposits			      5,636

	Total Assets		$603,335







Liabilities and Stockholders' Equity



Current Liabilities:
Accounts payable and accrued expenses			$   140,273
Accrued salaries payable			12,540
Service contract payable in stock			29,545
Advance from customers			       15,255
Other current liabilities			            601

	Total Current Liabilities		198,214

Other Liabilities:
Due to officer			     290,318
Accrued lawsuit settlement			     175,000

	Total Liabilities		     663,532

Minority interests in consolidated subsidiaries			       20,000

Stockholders' Equity:
Preferred stock, $.002 par value; 3,000,000 shares
authorized; no shares issued or outstanding			-
Common stock, $.001 par value; 25,000,000 shares
authorized; 10,917,124 issued			10,917
Additional paid-in capital			2,007,834
Accumulated deficit			 (2,098,948)

	Total Stockholders' Equity		      (80,197)

	Total Liabilities and Stockholders' Equity		$   603,335

WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Operations
For the Years Ended September 30, 2000 [Audited] and 1999 [Unaudited]



				                    (Unaudited)
		     2000     	     1999
Revenue
Net product sales		$1,660,352	$1,447,025
Repairs and maintenance		63,055	49,017
Product development sales		        200,000	           -

	Total Revenue	  1,923,407	  1,496,042

Cost of sales		     725,529	     632,234
Gross profit		  1,197,878	     863,808

Operating expenses		  1,136,186	  1,133,987

Operating income (loss)		       61,692	    (270,179)

Other Income (Expense)
Interest income		10,940        11,355
Lawsuit settlement		(175,000)	      -
Other expenses		       (64,586)	       -

	Total Other Income (Expense)	    (228,646)	    11,355

Loss before provision for income taxes		(166,954)	(258,824)

Provision for income taxes		             949	            693

	Net Loss	$  (167,903) $ (259,517)
Basic and diluted loss per common share	               $   (.016)   $  (.026)

Weighted average common shares outstanding	          10,788,694    10,163,667


WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended September 30, 2000 [Audited] and 1999 [Unaudited]

			(Unaudited)
		    2000      	    1999
Cash provided by (used in):
Operating activities:
Net loss		$  (167,903)	$  (259,517)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation		5,466	-
Issuance of common stock for services		58,100	-
Write-down of advance due from affiliate	64,586	-
Provision for doubtful accounts		47,000	-
(Increase) decrease in assets:
Accounts receivable		119,461	196,546
Inventory		51,430	36,748
Prepaid  expenses		586	(17,058)
Deferred service contract		-       	21,333
Deposits		(2,521)       -
Increase (decrease) in liabilities:
Accounts payable and accrued expenses		(557)	(45,433)
Advances from customer		(92,533)	-
Other current liabilities		            (1,366)	       58,147
Other liabilities		(59,932)	-
Service contract payable in stock		      (41,255)	      -
Accrued lawsuit settlement		     175,000	       -
	Net cash provided by (used in)
	operating activities	     155,562	        (9,234)

Investing activities:
Purchase of property and equipment		      (50,481)	          -

Financing activities:
Advances from other loans		-       	63,649
Advances to related parties		-       	(6,002)
Proceeds of issuance of common stock		         7,500	         1,000

	Net cash provided by financing activities	         7,500	       58,647

	Net increase in cash and cash equivalents	112,581	49,413

Cash and cash equivalents, beginning of year		      150,165	     100,752
Cash and cash equivalents, end of year		$    262,746	$   150,165

Supplemental information:
Cash paid for income taxes		$           949	$         693

WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended September 30, 2000 [Audited] and 1999 [Unaudited]

                                         	Common Stock
                               Number  	  Additional	              Common
                                 of       	Paid-in   	Accumulated	  Stock
                               Shares    	 Amount 	    Capital   	 Deficit Options	  Total
Balance, September 30, 1998, as
previously reported             10,162,124	 $ 10,162	 $1,926,989	 $(1,510,720) $11,250 $437,681

Prior period adjustment	                  -         -     	-          (160,808)	      - 	  (160,808)

Balance, September 30, 1998,
Restated                          10,162,124	   10,162	  1,926,989  (1,671,528)	   11,250	   276,873

Issuance of common stock to
cancel debt                          20,000	20        980          	-         -     	  1,000

Net loss, as restated                  -       	  -    	     -       (259,517)	     -     	  (259,517)

Balance, September 30, 1999       10,182,124	 $ 10,182	 $1,927,969 $(1,931,045) 	$ 11,250   $18,356

Common stock options exercised
at $.05 per share                 225,000	225       22,275	        -       (11,250)	  11,250

Issuance of common stock for
services
at $.10 per share                 500,000	500	49,500	        -       	   -      50,000

Issuance of common stock for
services
at $.81 per share                  10,000	10	8,090	        -           -      	8,100

Net loss                                 -        -     	   -        (167,903)	      -   (167,903)

Balance, September 30, 2000       10,917,124	 $ 10,917	 $2,007,834  $(2,098,948)	$    -   $(80,197)

Note A - Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Wireless Data Solutions, Inc. (WDS) and its majority-owned subsidiary, Distributed Networks, Inc. (Dinet) (collectively, "the Company").
All intercompany balance transactions have been eliminated in consolidation. The minority interest amounts shown in the financial statements represent the preferred stock ownership in Dinet
(see Note D).

WDS, which is headquartered in Minnesota and has approximately 3,000 shareholders of record as of September 30, 2000, develops and markets digital wireless communications equipment for mobile fleet management in the United States and foreign countries. The equipment is designed, assembled and sold by Dinet. It has sold units to a number of industry segments, including ready-mix concrete suppliers, taxicab companies, parcel delivery, vehicle towing and public transportation. The large majority of its sales have been to the ready-mix concrete suppliers. It transmits data using two-way radio, cellular and CDPD (cellular digital packet data).

Note B - Summary of Significant Accounting Policies

Revenue Recognition

Sale of equipment and software is recognized at the time of delivery to the customer or at the time of sale or installation. Revenue from repairs and maintenance service is recognized upon completion of the service.

Allowance for Doubtful Accounts

It is the practice of the Company to provide for uncollectible accounts based on historical collection experience and prevailing economic conditions. Based on management's evaluation of accounts receivable at September 30, 2000, a $53,000 allowance for doubtful accounts has been provided.

Inventory

Raw materials and the related components of work-in-progress inventory are recorded at lower of cost or market, using first-in, first-out method of accounting for inventory. Inventory at September 30, 2000 consisted of the following:

Raw material	$   81,062
Work in progress	87,169
Finished goods	    11,849
	$180,080



Note B - Summary of Significant Accounting Policies (continuation)

Property and Equipment

Property and equipment is stated at cost. The costs of additions and betterments are capitalized, and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation of property and equipment is provided utilizing both the straight-line and accelerated methods over the estimated useful lives of the respective assets, which range from three to seven years for office fixtures and equipment. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement utilizing the straight-line method.

Depreciation expense for the year's ended September 30, 2000 and 1999 was $5,466 and $0, respectively.

Advertising

The Company's policy is to expense advertising costs as the costs are incurred. Advertising expense was $6,324 and $4,407 for the years ended September 30, 2000 and 1999, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This standard requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal item resulting in the differences are attributable to net operating loss carryforwards. Current income taxes are based on the year's income that is taxable for federal and state income tax reporting purposes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Note B - Summary of Significant Accounting Policies (continuation)

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held.

Reclassifications

Certain items in the 1999 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2000 financial statements.

Note C - Related Party Transactions and Relationships

The names and relationships of the related parties referred to in these notes are set forth below:

Patrick L. Makovec is treasurer of Dinet and WDS, and 9% stockholder in WDS. During the fiscal year ended September 30, 2000, options to purchase 75,000 shares were exercised at $.05 per share. The purchase price for these shares was offset against amounts previously owed to Mr. Makovec.

Brian Blankenburg, director of WDS and Dinet, and president of Dinet, is a 4.8% shareholder in WDS. The Company owes Mr.
Blankenburg $20,800 in common stock for consulting services performed before taking office as president.

Severin-Chase, a marketing and business development company, performed consulting services to WDS during the fiscal year ended
September 30, 2000. The consulting services totaled $8,745 and is payable in common stock to be issued at $.53 per share at year-end
 .  Severin-Chase is affiliated with Robert Chase, president of Dinet.

Michael McLaughlin, a former director and officer of WDS, signed a mutual release of all claims and a covenant not to sue. The agreement stated that WDS, Michael McLaughlin, Heartland Diversified
Industries and Carl Hatch, a WDS shareholder, will hold each other harmless in return for the following:

i)	145,000 shares of WDS common stock owned by Michael
     McLaughlin and Heartland Diversified Industries Inc. were
     transferred to Carl Hatch.
ii)	Patrick Makovec resigned as a director and officer of Heartland
     Diversified Industries Inc.
iii)	All outstanding balances between WDS, Heartland Diversified
     and Michael McLaughlin were written-off. This settlement resulted in a $64,586 charge to earnings for WDS in the fiscal year ended September 30, 2000, which is included in other expenses.

Note C - Related Party Transactions and Relationships (continuation)

During the prior five years, an officer, Patrick Makovec, elected to leave the major portion of his salary and expenses as a way of infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. Such salary and expenses will be disbursed as management determines, assuming cash flow is adequate. All related salaries and tax items have been expensed so that there will be no effect on future earnings. At September 30, 2000, $290,318 is due to this officer. The officer has waived the accrued interest on balances from October 1, 1999 through September 30, 2000. During the year ended September 30, 2000, this officer's base compensation was approximately $60,000.

On August 2, 2000 the Company entered into an employment agreement with Robert Chase, who succeeds Mr. Blankenburg as President of Dinet.
(Mr. Blankenburg will continue to serve as President and CEO of WDS.).
  Mr. Chase receives certain stock incentives and a severance package in addition to the normal salary of $85,000 per year and bonuses. At the end of one year, Mr. Chase could accumulate up to 265,000 shares of common stock all of which would be restricted. This is a one time benefit to Mr. Chase to encourage him to join the Company. The severance package contains a sliding payment schedule based on longevity. After three years his severance would be approximately $85,000.

Note D - Minority Interest

In a 1991/1992 private offering, Dinet sold 20 shares of $1,000 face value preferred stock, each of which is convertible into 800 shares of Dinet common stock. The 12% annual non-cumulative dividend increased to 25% in January 1995. This preferred stock is callable upon payment of (1) an 18% premium (which decreased to 15% in January 1995) for each year the stock is outstanding and (2) all accrued dividends; the call premium is cumulative.

Note E - Stock Options and Warrants

Warrants Issued

The Company issued common stock warrants as follows:
Number of
Date Issued	Expiration Date	Exercise Price	 Warrants

4/28/98	4/27/03	$1.00	100,000
4/16/98	4/15/03	  .28	152,751
4/28/98	4/17/03	.31	108,000
6/23/98	6/22/08	.20	16,000
6/27/99	6/26/04	.11	2,000

Note F - Income Taxes

Dinet files Federal and California income returns based on February 28 fiscal year end. WDS files Federal, Minnesota and Florida tax returns based on September 30 fiscal year end. There have been years when both companies did not file tax returns.

The Company has approximately $1,313,000 in net operating loss carryforwards to offset future taxable income. The carryforwards expire through 2015. No deferred tax asset has been reported in the accompanying financial statements because of the uncertainty of the future benefit and the nonfiling in certain tax jurisdictions.
Accordingly, the deferred tax asset has been fully offset by a valuation allowance.

The components of income tax expense (benefit) are as follows:

                                                  2000	1999
Current
Federal                                            $  -  	$  -
State and local                                      949	    693

                                                    $949	   $693

A reconciliation of the statutory federal income tax rate to the provision for income taxes effective rate is as follows:

	2000	1999

Statutory federal income tax benefit	(34)%	(34)%
State and local taxes benefit, net of federal tax	(8)	(8)
Valuation allowance	    42	    42

Effective tax rate	    -   %	     -  %

The details of deferred tax asset are as follows:

	     2000   	    1999
Deferred income tax assets:
Net operating loss carryforward	$ 551,600	$ 545,250
Valuation allowance	  (551,600)	  (545,250)

Deferred income tax asset, net	                         $    -         $    -

Note G - Commitments and Contingencies

Golden Parachute

The Company has entered into a golden parachute agreement under which it is obligated to certain WDS officers, in the event of a hostile or friendly takeover, or if any such officer is terminated for any reason other than allegations of fraud, for severance pay equal to one year's salary.
  Voluntary resignation reduces the amount by 25%. All liabilities for bonuses, back salaries and reimbursable expenses will be paid, and the cost of benefits will be paid for one year.

Operating Leases

The Company maintains office and warehouse space in Oceanside, California; offices in St. Cloud, Minnesota and Severna Park, Maryland. The Oceanside location houses the offices of Dinet. The Company has entered into an agreement for office space for $3,469 per month, through March 2001; and then escalates to $3,608 until March 2002. The St.
Cloud office is leased on a month-to-month basis at $250 per month for 850 square feet. The Severna Park office is 500 square feet in the residence of an employee; no rent is charged.

Additionally, the Company has entered into various noncancellable leases for various equipment. Future minimum payments are as follows for the years ending September 30:

2001	$53,084
2002	  26,593

Total	$79,677

The total operating lease expense for the years ended September 30, 2000 and 1999 was $50,226 and $21,059, respectively.

Note H - Concentrations Risks

Revenue

During the years ended September 30, 2000 and 1999, revenue by geographic area consisted of the following:

	     2000    	      1999

Unites States Revenue	$1,686,770	$1,342,534
Americas Revenues	     236,637	     153,508

               Total	$1,923,407	$1,496,042

Note H - Concentrations Risks (continuation)

Credit Risk

The Company maintains its cash and cash equivalents in accounts which may exceed federally insured limits. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At September 30, 2000, amounts on deposit in excess of federally insured limits totaled $170,884.

Accounts Receivable

At September 30, 2000, accounts receivable totaling $64,296 were due from two customers. These balances represented 42.8% of the total receivables.

Note I - Litigation

A customer filed a complaint against the Company alleging certain problems with equipment on or about December 1995. The Complaint included claims against Dinet for breach of express warranty.

The action has been potentially settled out of court for $175,000. The payment terms for the settlement include $75,000 of WDS common stock issued at $.41 per share and a note for $100,000, with twelve payments of $8,333 commencing January 1, 2002. An agreement was reached in July 2001 and the settlement has been accrued as a liability in the accompanying financial statements.

Note J - Subsequent Events

Letter of Intent and Financing Agreement

In February 2001, WDS signed a letter of intent to acquire certain auto status technology from Goff Communications, Inc. for 1.5 million shares of restricted common stock, 1.5 million warrants and $500,000 in cash. The cash is tentatively being provided by an agreement between DBS Capital Group and WDS. The financing agreement allows up to $15 million over a three-year period. The agreement commits DBS Capital to purchase up to $2 million of WDS common stock at any one time, subject to volume limitations. This agreement is subject to completion of due diligence by DBS Capital.

Note K - Correction of Errors

Restatements

Financial statements for the year ended September 30, 2000 were previously issued and included in a 10K-SB filed with the Securities and Exchange Commission (SEC). The SEC required the financial statements to be re-audited due to licensing issues with the prior auditor.

During the course of the re-audit certain errors were discovered.
Accordingly, the 2000 financial statements have been restated from amounts previously reported as follows:

Accounts receivable decreased approximately $70,000 due to a re-evaluation of the allowance for doubtful accounts of approximately $47,000 and revenue reduction of approximately $23,000.

Deferred service contracts decreased approximately $99,000 as a result of the prior period adjustment described below.

A provision for a lawsuit contingency of $175,000 was accrued as described in Note I.

Approximately $250,000 of costs previously classified as research and development were determined not to meet the criteria of research and development expenses, and, accordingly, are included in operating expenses.

There are other miscellaneous reclassifications and adjustments.

Collectively, the above adjustments resulted in a net loss and loss per share of ($167,903) and ($.016), respectively, for the year ended September 30, 2000 as compared to the net income and earnings per share as previously reported of $42,019 and $.004, respectively.

Prior Period Adjustments

An error resulting in an overstatement of the deferred service contract costs for the prior years was discovered in this fiscal year. The September 30, 1999 financial statements have been restated to correct this error. The accumulated deficit at October 1, 1998 has been increased by $160,808 from the amount previously reported.

The restatement of income for the year ended September 30, 1999 is as follows:

Net loss, as previously reported		$(273,611)
Decrease in operating expenses		           14,094
Net loss for the year ended September 30, 1999,as restated	  $(259,517)

The prior period adjustments had no net tax effect due to the deferred tax asset for the net operating loss carryforward being fully offset by the valuation allowance. The loss per share for the year ended
September 30, 1999 decreased to ($.026) from ($.027) as previously reported.




PART II

Item 9.  Legal Proceedings
    See Note I titled Litigation

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


October 2, 2001
                    Wireless Data Solutions,Inc.

                                    /s/  Patrick L. Makovec
                                    -----------------------

                                    Patrick L. Makovec
                                    Chairman of the Board












See notes to consolidated financial statements.



See notes to consolidated financial statements.

-3-


See notes to consolidated financial statements.

-4-


See notes to consolidated financial statements.


-5-

WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2000 [Audited] and 1999 [Unaudited]





-13-

Copyright 2001 EDGAR Online, Inc. (ver 1.01/2.003)	Page 2