Form 10KSB
period 2001-09-30
WIRELESS DATA SOLUTIONS INC
filed 2002-08-05
CIK 1043473

        UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB


ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _____09/30/01_______________________________




[ ]
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________

Commission file number ________________________________


___Wireless Data Solutions Inc____________________________________________________________________
(Name of small business issuer in its charter)




____Utah____________________________
(State or other jurisdiction of incorporation or organization)
__93-0734888___________________________
(I.R.S. Employer Identification No.)



2233 Roosevelt Rd Ste. 5 St. Cloud, MN
(Address of principal executive offices)
56301
(Zip Code)



Issuer's telephone number (_320) 203-_7477________________________________________




Securities registered under Section 12(b) of the Exchange Act:




Title of each class
___________________________________
___________________________________
Name of each exchange on which registered
___________________________________
___________________________________



Securities registered under Section 12(g) of the Exchange Act:




___Common_____________________________________________________________________________
(Title of class)

________________________________________________________________________________
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
State issuer's revenues for its most recent fiscal year. 1,275,290
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by
-1-
reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,967,124

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-
KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2)
any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).
Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

































-2-


                     WIRELESS DATA SOLUTIONS, INC.
                             FORM 10-KSB
                                INDEX

PART I									          Page #
  ITEM 1. Business Overview                                            4

  ITEM 2. Properties								     11

  ITEM 3. Legal Proceedings							     11

  ITEM 4. Submission of Matter to a vote for 				     12
          Security Holders

Part II

  ITEM 5. Market for Registrants Common Equity and related 		     12
    stockholder matter

  ITEM 6. Management's Discussion and Analysis of Financial 	     14
          Conditions & Results of Operations

  ITEM 7. Audited Financial Statements					     18

  ITEM 8. Changes in and Disagreements with Accountants on 	           20
          Accounting and Financial Disclosure
 Part III

  ITEM 9. Directors and Executive Officers of the Company              20

  ITEM 10. Executive Compensation                                      22

  ITEM 11. Security Ownership of Certain Beneficial Owners             24
           & Management

  ITEM 12. Certain Relationships and related transaction               26

  ITEM 13. Recent sale of Unregistered Securities                      28
















-3-

PART I
Item 1 - Business Overview

GENERAL
Wireless Data Solutions, Inc. (the Company) was incorporated as a Utah corporation on March 7, 1984. It became a public company in July of 1985 under the name of Gold Genie Worldwide, Inc. and its operations primarily consisted of manufacturing and marketing for the gold recovery market. In
1987 the management sold the Gold Genie operation and in March 1988 the company name was changed to Products, Services & Technology Corp. In 1997 the corporate name was changed to Wireless Data Solutions, Inc. because it more accurately represented the business of the company, which was then focused on the design, manufacture, and marketing of wireless digitized vehicle fleet management systems. Currently the company stock is traded on the OTC Bulletin Board (symbol: WDSO). WDSO operations are conducted through one wholly owned subsidiary, Distributed Networks, Inc. (DBA DINET) located in Oceanside, California. WDSO has 25 million shares of common stock authorized and 10.9 million issued and outstanding at 09/30/01.

DINET BACKGROUND
DINET was originally  formed to design digitized microprocessor- based
electronic communications equipment.   At the time it was acquired by WDSO,
DINET'S focus was on development and marketing of digitized recording systems.  In view of the projected growth of digital wireless signaling, WDS and DINET management made the decision to exploit DINET'S digital signaling expertise in a new market, by designing and developing wireless vehicle fleet communications hardware and software that would provide critical vehicle status information in "real time" digitized form and thus significantly improve fleet management.

Today, DINET specializes in the design, development, and deployment of wireless mobile data communications signaling hardware and software for managing commercial vehicle fleets in the concrete construction industry.
The hardware and software are interfaced with the customer's wireless network communication system (two-way radio, cellular, satellite, etc.) and
-4-
enable DINET'S customers to wirelessly track and monitor critical vehicle and driver statuses through their Computer Aided Dispatching (CAD) systems.
With extremely limited capital, DINET has become a leading provider of wireless mobile data communication's management equipment to the Ready Mixed market segment of the construction industry. The Ready Mixed industry has led the construction industry in the utilization of this technology to improve fleet management. The business rationale for this is because ready-mixed concrete is "perishable." Consequently successfully coordinating "Just
In Time" delivery of "perishable" ready-mixed concrete at the right time, to the right place, and at the right specification (quality) is critical to the profitability and growth of every Ready Mixed Company.

PRODUCT LINE OVERVIEW
The foundation of our system is our adaptable, intelligent and programmable
"DataMate" Mobile Data Terminals ("MDT") that are integrated with our customers's two-way radios, providing vehicle status information, and
solving a wide variety of vehicle fleet management problems.   Our
"intelligent" mobile data terminals contain a microprocessor and are cost effective and affordable.  They enable our customers to improve their productivity, customer service, competitiveness, and overall profitability.
Perhaps most important, DINET'S proprietary FleetVantage Software minimizes integration problems with the customer's existing communication and information infrastructure.

DataMate mobile data terminals relieve spectrum congestion by searching out an opening in the spectrum and digitally transmitting a wireless message of up to 244 characters in less than a second, saving air time when compared to voice, which is often not immediately available due to congestion.  This enables the business user to not only use less spectrum, saving money, but also enables the business to use a messaging system that offers significant advantages over voice such as confidentiality, accuracy, storage of messages when the vehicle is not attended, proof of dates and times,
silent emergency alarms, etc.   Additionally, it provides a direct link to
the fleet operator's central computer; thereby permitting complete computerization of operations remote from the central computer.
-5-
The vehicle data secured through our MDT system enable our customers to digitally automate and link their vehicles to their dispatching and computer system and capture critical vehicle status data. The terminal allows the driver to respond to messages by selecting appropriate forms and status categories by pushing buttons that are pre-programmed into the terminal
(examples: leaving plant, arriving job, unloading, loading, traveling to job, etc.).  This data allows the dispatch to develop management reports that allow our customers to measure and evaluate the effective utilization of each vehicle in their fleet.

A key component of the system is the DINET'S proprietary FleetVantage
"integration" software. The "FleetVantage" software provides the interface between our customer's dispatching software applications and the DINET'S
DataMate Mobile Data Terminals that are located in each vehicle.  The
FleetVantage software translates (decodes and/or encodes) the information sent into or out of the dispatcher's computer (CAD System). DINET'S Central
Controller automatically "polls" and "schedules" these messages between the vehicles and the dispatching system providing error-free messaging.

DINET'S base station wireless communication network controller in combination with DINET'S FleetVantage Software acts as a sophisticated message handling center between the fleet and the dispatch center, encoding and decoding the digitized messages. In 2001 the FleetVantage software was rewritten and reintroduced to provide a Global Positioning
Satellite/Automatic Vehicle Location Fleet tracking system. The GPS/AVL system automatically tracks each vehicle via an in-vehicle RF data modem
(incorporated into our "Data Mate" Mobile Data Terminal or the two-way radio) in combination with a GPS receiver in the vehicle. GPS digitized information is sent over the land-based radio channels along with messages and reports sent between the data modem and the customer's Computer Aided
Dispatch (CAD) system. The GPS position is encoded and decoded by the FleetVantage software and translates it into a format the CAD system can read, and ultimately the position message is displayed on in the form of a computerized "graphic display" map on the dispatchers screen. This provides valuable vehicle fleet location information.

-6-
DINET provides a broad variety of product options with our "DataMate" Fleet Management System. Some of these include QWERTY Keyboard, the ability to support a variety of Mobile Serial Printers, Magnetic Stripe and Swipe readers, Bar Code Readers (as a Swipe, Pen, or Wand), Hidden
Emergency Switch (enables drivers to covertly initiate an emergency status message back to the central dispatching system), Odometer Serial Ports, Vehicle Operating Status Serial Ports (temperature, speed, oil pressure, etc.) that can be interfaced with the DataMate MDT, and CDPD (which breaks data into packets and "mails" them over the cellular airwaves.
DINET'S engineering group can integrate the DataMate fleet management system with a broad variety of wireless communication's networks -from lowband to 900 MHz systems including conventional and trunking systems, as well as voice AMPS (Advanced Mobile Phone Service Cellular system). DINET'S engineers evaluate each potential customer's existing wireless communication's system and determine what, if any, modifications to the system will be necessary to support their needs for wireless data to improve their business efficiency.

PRODUCT DEVELOPMENT
In May 2002 DINET introduced an up-graded FleetVantage software program called FleetVantage GOLD that is feature rich in providing complete real time fleet location and vehicle status reporting. Much of the functionality of the product is directed toward reporting vehicle status information automatically to the fleet dispatch center. The announcement of the product was forwarded to construction industry trade journals and via direct mail to DINET'S customers and dealer network.

The current product design trend in the concrete construction segment has been the development of automatic-status reporting products. These are wireless signaling systems that use sensors and GPS/AVL technology to transmit driver status and vehicle location information without any
interaction or "status button pushing" by the driver.   This represents a
particular challenge to DINET in certain areas of the market until WDS is able to acquire this and other break-through technologies.

The need to expand DINET'S product lines to include "automatic status"
-7-
technology was recognized in a 2000 fiscal year WDS management business review. It was decided that advanced "automatic-status and other new technologies" should be acquired, rather developed internally. The rationale for this decision was the projected high R&D costs, the long time-frame associated with internal development, and the reality that much of this new technology was being offered by small private companies who often lacked the infrastructure and capital to expand their sales.

New Product Development
WDS holds no patents, licenses, franchises, concessions, or royalty agreements.  Our hardware and software is proprietary and is owned by WDS.
It was designed and developed by DINET engineers or more-recently though
engineers with special expertise who have contracts with WDS.    The use of
contract engineers began in fiscal year 2000 as a strategic decision because of the company's need for special expertise that was readily available in the San Diego area where DINET is head-quartered. Product Development costs in both fiscal year 2000 and 2001 were approximately $310,000.  In fy2000 this represented 18 percent of sales versus fy2001 when it represented 25 percent of sales.  The percentage increase in fiscal year 2001 was a result of lower sales.

WDS MARKETING REVIEW
DINET sells its products directly to the end-user (the ready mixed company) or through wireless communication dealers. DINET'S products are installed either by the customer (if he has his own wireless technical personnel on staff) or via a wireless communication provider that the ready mixed company uses to maintain and service their wireless communications equipment. In either case, DINET provides technical support through their technical support personnel. DINET'S distribution base continues to target two-way radio shops and communication site management companies. DINET has just recently commenced with a new distribution initiative to attract Dealer purchases of DINET products and software.

Data on the exact number of ready mixed mixer vehicles in the U.S. is not available without expensive primary customized research. However, based upon discussions with other manufacturers and a review of secondary
-8-
resources, WDS believes that there are approximately 90,000 to 110,000 ready mix mixer drum vehicles in the U.S. market, of which approximately 70 percent have some digitized wireless signaling system installed to manage their fleets, with the balance of 30,000 (30%) representing the available market for new digitized signaling hardware and software.
In addition, the emergence of new technologies such as GPS/AVL give WDS the opportunity to market upgrades to newer systems for vehicles that already have wireless signaling hardware and software.

Based upon its market size assumptions WDS believes the total market for new installations and product upgrades in the ready mix industry is approximately $33.6 million. This does not include ancillary vehicles used in the concrete construction market such as vehicles for hauling bricks & block, sand and gravel, etc.

CUSTOMER CONCENTRATION
The company has several large or marquee customers who purchase products and services, including "return equipment repair" invoices, parts orders, billable engineering projects and software sales, resulting in approximately
20% of the company's total revenue. 	However, revenues from any single
customer would not exceed 10% of the total revenue.

Competitive Analysis
DINET'S largest competitor is a privately held company.
Both WDS/DINET and its privately-held competitor are unique in this market in that they are specialists in the ready mixed segment of the concrete construction market. WDS believes that the combined market share of the two companies exceeds 60%.

The balance of the wireless digitized signaling concrete construction market is fragmented between a number of companies that sell a variety of wireless signaling hardware and software into a number of vertical markets (including the ready mixed segment of the concrete construction industry). However they are not regarded as specialists in this market.

MANUFACTURING AND AVAILABILITY OF RAW MATERIALS
-9-
The key components of DINET'S mobile data terminals are produced to specification by a variety of suppliers. DINET has always implemented a strategy of having at least two competitive suppliers for their primary product components. DINET'S principal vendors include Motorola, Future
Electronics, Sierra Wireless and SAI. The vendors noted above supply board level component parts, MDT cases, antennas, cable GPS receivers and modems.
The board level components are stuffed off site and are delivered to DINET ready for final assembly and testing. These components are shipped to DINET where they are assembled in a light-manufacturing environment that utilizes approximately 2000 square feet.

The MDT build process includes complete Mobile Data Terminal assembly which is often driven by board rework to accommodate specific customer order requirements resulting from wireless network protocol, two way radio or modem interface characteristics and general software end to end operating parameters. DINET currently operates at about 50 percent of production capacity.

Employees
In fiscal year 2000 WDS/DINET had 15 employees. This number was reduced to 13 in fiscal year 2001 as a means of cutting costs due to lower sales revenues.

Governmental Regulations
All Mobile Data Terminals are subject to and meet requirements under part 15 of the FCC regulations. During the past two years several FCC regulatory changes have taken place that may affect our current business base and future opportunities as well. FCC Re-farming reduces adjacent channel frequency separation to 12.5 kHz and later to 6.25 kHz requiring tighter two-way radio operation as well as data transmission. The new operating environment could mean unfavorable data transmission in some specific operating regions of the country and where channel congestion has peaked to near saturation levels.

Additionally, Nextel under a mandate of the FCC, is purchasing most or all of the 800 MHz spectrum. This will require DINET complete a compatibility
-10-
interface between the Nextel IDEN tethered phone and DINET'S MDT. The company expects to complete the interface in the 4th quarter of its fiscal year 2002[?] with anticipated positive customer response and a resultant impact on revenue projections.


COMPLIANCE WITH ENVIRONMENTAL LAWS
Currently there is no cost of compliance issues for WDS with regard to state or federal environmental regulations.

Item 2- Properties

The sole subsidiary of WDS, DINET, has its sales, administration and production facility are located in Oceanside, California. The corporate offices are located in St. Cloud, MN. The St. Cloud office is leased on a month-to-month basis. The President of DINET is headquartered in the Oceanside facilities that also include manufacturing, general and administrative, engineering, and marketing and sales functions. The facilities are leased and the lease expires in March 2003. The facility includes approximately 5,000 square feet. Manufacturing operations comprise approximately 50 percent of this space. It also has a sales office in Severna Park, Maryland. This office is 500 square feet in the residence of an employee; no rent is charged.

Item 3 - Legal Proceedings

A customer filed a complaint against the Company alleging certain problems with equipment on or about December 1995 (three years prior to the employment of the current presidents of both WDS and DINET). The complaint included claims against DINET for breach of express warranty. This action was subsequently expanded to include the manufacturers of the two-way radio system the customer had purchased as well as the spectrum network provider.

WDS settled its portion of the action out of court for $175,000. The payment terms for the settlement include $75,000 worth of WDS common stock
-11-

to be issued at $.41 per share and $100,000 worth of WDS common stock to be issued at .20 per share. The settlement was reached in July 2001 and the settlement has been accrued payable in stock. The provisions of this settlement require that the customer's stock position shall be adjusted so that it maintains a five percent common stock position, at a minimum, before any merger, reverse merger, combination, or acquisition by the Company.

In March of 2001 Patrick Makovec, Secretary/Treasurer and Chairman of WDS, was sued personally by a former shareholder, Heartland Diversified
Industries. The suit alleged among other things that Makovec failed to disclose to Heartland nonpublic information, which would have aided
Heartland in negotiations with Wireless Data Solutions. Further it alleged that Makovec, a 10% shareholder of Heartland, refused to resign as a director of Heartland. Further it alleged that Makovec failed to approve the stock transfer requests by Heartland on a timely basis.

The lawsuit was dismissed by summary judgment with prejudice against plaintiff Heartland on March 14, 2002. With regard to all the allegations of the complaint, Makovec was acting in his capacity as an officer of the company and as such, according to the corporate by-laws, is to have his expenses reimbursed. At the current time Mr. Makovec is owed $5,000 for legal expenses.

Item 4- Submission of matters to a vote for security holders
None.
PART II

Item 5- Market for Registrant's Common Equity and Related Stockholder
Matters
The Company's common stock trades on the OTC Bulletin Board under the symbol: WDSO. The price of the Company's common stock at the end of each quarter, for the past two fiscal years is presented in the table that follows. As of 09/30/01 there were approximately 3200 shareholders of record. The company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

-12-
Quarter 	High Bid	Low Bid
Ending
12/31/99          3/8           11/32

3/31/00         1 3/8          1 3/16

6/30/00         13/32             3/8

9/30/00          7/16           13/32

12/31/00	      3/22	           1/10

03/31/01	      7/16           13/32

06/30/01	      6/20	           6/20

09/30/01	     3/23            3/23

Recent Sales of Unregistered Securities
Wireless Data Solutions reached a settlement with Sanact under which Sanact would accept stock in complete satisfaction of Sums Due to Sanact resulting from the lawsuit which was settled in November, 2001. Wireless Data
Solutions issued 725,310 shares of stock in exchange for $175,000 of indebtedness. The stock was is restricted within the meaning of Rule 144.

In December of 2001 John Doubek was issued 450,000 shares of common stock in exchange for $62,700 worth of legal services. The stock is restricted.

On April 4, 2002, the Company issued 3,000,000 shares of its restricted common stock to Alta Mines, Inc. Based upon 15,142,434 shares of common stock either issued and outstanding, or committed for immediate issuance, the 3,000,000 shares issued, constitute a controlling interest. Alta Mines, Inc. is owned by three people one of whom is Mr. John Doubek. In addition to the 3,000,000 shares mentioned above, Mr. Doubek and his wife own approximately 742,017 shares and Mr. Carl Hatch, a law partner of Mr. Doubek owns approximately 88,000 shares.
-13-

Patrick Makovec, Secretary/Treasurer and Chairman of Wireless Data
Solutions, exchanged $250,402 in accrued salary for 1,001,609 shares of WDS common stock. The transaction is described in Item 12 Certain Relationships and Related Transactions.

Item 6. Management's Discussion and Analysis of Financial Conditions &
Results of Operations

This discussion may include certain "forward looking" statements that reflect our current views with respect to future events and financial performance. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events; particularly those risks identified and set forth below, and should not unduly rely on these forward looking statements. We undertake no duty to update the information in this discussion if any forward looking statement later turns out to be inaccurate.

Business Issues
The need to significantly up-grade DINET'S "automatic status" technology was recognized in a 2000 fiscal year WDS management business review that included discussions with existing and potential customers, projected wireless fleet tracking growth trends that included primary and secondary research sources, a competitive analysis and an internal capabilities assessment of DINET. The analysis also determined that the core assets of WDS were identified as DINET'S substantial customer base in the concrete construction segment, the broad awareness that DINET produced high quality mobile data computers, and the publicly traded stock of WDS that could be utilized to secure capital.

The result of this business review was a strategic business decision that advanced automatic-status and other new technologies would be acquired rather than developed internally. The rationale for this decision was based upon the projected high R&D costs and the long-time frame associated with internal development.
-14-
Additionally the review determined that there were a broad variety of advanced wireless hardware and software products with significant market potential that had been designed in small private companies that were under-exploited due to a lack of available capital to market and manufacture the new technology.

WDS management believed that such an acquisition strategy would enable the company to continue to be a leading provider of wireless fleet tracking technology to the Ready Mixed market, and at the same time, would enable WDS to exploit other new vertical markets due to the significant wireless growth opportunities in vehicle fleet management.

Implementation of our technology acquisition strategy has been impeded for several reasons. In one instance, the proposed acquisition by the company of a very attractive automatic statusing technology was stymied by certain questions about applicable patent rights discovered during the course of the company's due diligence. In addition, a marked decrease in revenues during fiscal 2001, continuing in fiscal 2002, has deprived the company of the cash resources need to pay its independent auditors' fees; as a consequence, completion of the company's Annual Report on Form 10-KSB for the year ended
September 30, 2001, and of subsequent quarterly reports, has been substantially delayed, thereby, in turn, inhibiting the company's ability to pursue acquisitions involving use of the company's common stock as a medium of payment.

These business setbacks made it necessary for WDS to secure additional capital to enable them to resubmit the fiscal year 2000 audit and complete the 2001 audit, and complete the quarterly reports, which would bring its filings current. Subsequently WDS was able to sell common stock in a private placement and raise $150,000. Management also decided that it was important to reduce the debt on the WDS balance sheet so that WDS would be able to resume acquisition and/or merger discussions with a more attractive vehicle. WDS was able to eliminate over $400,000 in debt in exchange for common stock. The stock issued or to be issued will be restricted. These transactions are detailed in Item 5, above.
-15-
The preceding discussion outlines the steps that management of WDS has taken to position the company to acquire new technology or complete a merger with a private company that has unique technology but is unable to acquire the capital essential to exploit their growth opportunities. Our ability to execute this strategy is critical to the continued growth and survival of WDS.

We Must Maintain a Positive Cash Flow in our Operations

While WDS continues to seek the best potential candidate for a merger it is critical that we maintain a positive cash flow from our on-going operations.
This includes a necessity to continue to up-grade the technology of existing products in order to keep pace with current market trends. In order to accomplish this WDS has turned to the utilization of contract consulting engineers who have special expertise in the technologies required to achieve these product up-grades. Historically WDS has paid such consultants out of cash flow. Currently WDS is attempting to include royalties as an additional form of compensation to minimize the cash flow requirements for the development of these technologies. At the present time it cannot be predicted with certainty that such efforts by the company will be successful. The ability of the company to accomplish this is critical to the on-going operation due to the length of time typically required to successfully structure and implement any type of merger that WDS might negotiate.


RESULTS OF OPERATIONS

Overall revenues declined from $1,923,407 in fiscal 2000 to $1,275,290 in fiscal 2001. Revenues from net product sales and repair and maintenance in fiscal 2001 were $1,275,290 versus $1,723,407 in fiscal 2000, a decline of $448,117 or 26%. The decline in revenues is attributable, in part, to an overall reduction in equipment sales in the construction industry in 2001.
According to a 2001 survey conducted by Construction Industry Manufacturers
Association, manufacturer's construction equipment sales in 2001 were 21.4% below 2000 sales. Another factor contributing to the decline in the
-16-
company's revenues from sales was the absence from DINET's product line of an up-graded automatic-status product that satisfied the requirements of customers in the concrete construction industry, DINET'S key target market.

The decline in revenues along with the costs of re-doing the audit for 2000 and legal fees arising from the legal actions (see item 3, above) and the due-diligence required to affect a business combination were the major contributing factors to the $629,000 loss.

The company's year-end cash position decreased by approximately $250,000 on a year-to-year basis, which is a direct reflection of an increase in expenses and a decline in sales. There was a corresponding decline in total current assets of $277,000, although trade receivables were up approximately
$38,000 net of any anticipated losses. The increase is mainly a reflection of the timing of sales related to the closing date. Inventories were down approximately $55,000, which is a result of lower sales and improved inventory control.

Accounts payable and accrual expenses were up by approximately $160,000 compared to the same period last year. The increase is a direct result of the net loss and the consequent cash flow problems. The accrued lawsuit at $175,000 was settled in stock, which is discussed under Item 3 (legal proceedings).

The amount of $20,000, which has been formerly classified as payable in stock, has been reclassified and shown as stock to be issued in the "shareholders equity section." Additionally the payable in stock consists of 390,981 shares to be issued to Brian Blankenburg, 265,000 shares to be issued to Robert Chase, and 1,101,608 shares to be issued to Patrick
Makovec. Subsequent to this report 725,310 shares of common stock were issued to Sanact to settle a breach of warranty claim. This claim arose in 1995 and remained unresolved by the management of that period. The note payable of $50,0000 was to John Doubek, a major shareholder, who made a loan to the company to ease cash flow problems.

-17-
Liquidity & Capital Resources
Because of the excess current liabilities relative to the current assets
(approximately $70,000) and the low cash position there can be no assurances that there will be sufficient cash flow to fund operations and expenses on an on-going basis. Subsequent to this report the company sold stock to Alta
Mine's which is discussed under Item 5 under the caption "Recent Sales of Unregistered Securities." The sale of stock and the resulting influx of cash ($150,000) allowed the company to do the audit for 2001 and will allow them to prepare and file the quarterly reports on Form 10QSB for 2002, also providing working capital to address some of the other obligations. It must be stressed that although there has been an injection of capital there are no assurances that it will be sufficient to fund operations and maintain cash flow in the future.


ITEM 7- AUDITED FINACIAL STATEMENTS (SEE PAGE 19)




















-18-







WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY

Consolidated Financial Statements

For the Year Ended September 30, 2001






































MARSHALL GRANGER & COMPANY, LLP

-19







Table of Contents




Independent Auditor's Report	1


Consolidated Balance Sheet	2


Consolidated Statements of Operations	3


Consolidated Statements of Changes in Stockholder's Equity	4


Consolidated Statements of Cash Flows	5


Notes to Financial Statements	6







Independent Auditor's Report



To the Board of Directors
Wireless Data Solutions, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Wireless Data Solutions, Inc. and subsidiary as of
September 30, 2001, and the related consolidated statement of operations, changes in stockholder's equity and cash flows for the years ended September 30, 2001 and 2000.  These consolidated financial statements are the responsibility of the
Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated balance sheet and statement of operations, stockholder's equity, and cash flows, present fairly, in all material respects, the consolidated financial position of Wireless Data Solutions, Inc. and subsidiary at
September 30, 2001, and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements and described in Note C to the financial statements, the Company incurred a net loss of
$628,925 during the year ended September 30, 2001, and, as of that date, had a working capital deficiency of $97,217 and net stockholder deficiency of $ 96,643.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s Marshall Granger & Company LLP.
Armonk, New York
June 11, 2002















THIS PAGE INTENTIONALLY LEFT BLAN














































WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheet
September 30, 2001


Assets

Current Assets
Cash and cash equivalents			$    12,001
Trade accounts receivable, net of estimated
    allowance for doubtful accounts of $68,000			134,155
Inventory			124,541
Prepaid expenses					4,848

	Total Current Assets				275,545

Property and Equipment
Office fixtures and equipment			59,155
Leasehold improvements					12,894
					72,049
Less:  accumulated depreciation					36,515

	Net Property and Equipment				35,534

Other Assets
Security deposits					5,636

	Total Assets		$  316,715
































-1







Liabilities and Stockholder's Equity (Deficiency)

Current Liabilities:
Note payable - stockholder				$	50,000
Accounts payable and accrued expenses					313,269
Advance from customers					5,828
Other current liabilities					3,665

	Total Current Liabilities				372,762

Other Liabilities:
Due to officers					20,596

	Total Liabilities				393,358

Minority interests in consolidated subsidiaries					20,000

Commitment and contingencies

Stockholder's Equity (Deficiciency)
Preferred stock, $.002 par value; 3,000,000 shares
authorized; no shares issued or outstanding					-
Common stock, $.001 par value; 25,000,000 shares
authorized; 10,967,124 issued					10,967
Common stock to be issued					593,729
Additional paid-in capital					2,026,534
Accumulated deficit					(2,727,873)

	Total Stockholder's Deficiency				(96,643)

	Total Liabilities and Stockholder's Deficiency		$   316,715






















see notes to consolidated financial statement

WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended September 30, 2001 and 2000





		     2001     	     2000
Revenue
Net product sales		$1,225,630	$1,660,352
Repairs and maintenance		49,660	63,055
Product development			-      		200,000

	Total Revenue	1,275,290	1,923,407

Cost of sales			402,873		725,529

Gross profit		872,417	1,197,878

Operating expenses			1,502,762		1,136,186

Operating income (loss)			(630,345)		61,692

Other Income (Expense)
Interest income		2,220	10,940
Lawsuit settlement		-      	(175,000)
Other expenses			-      		(64,586)

	Total Other Income (Expense)		2,220		(228,646)

Loss before provision for income taxes		(628,125)	(166,954)

Provision for income taxes			800		949

	Net Loss	$ (628,925)	$ (167,903)

Basic and diluted loss per common share		$      (.057)	$      (.016)

Weighted average common shares outstanding			10,954,621	10,788,694


WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholder's Equity
For the Years Ended September 30, 2001 and 2000

	        Common Stock		     	Common
	Number  		Additional	     	Common	Stock
	of       		Paid-in   	Accumulated	Stock   	to be
	    Shares    	Amount 	    Capital   	      Deficit     	    Options	    Issued   	   Total
Balance, October 1, 1999	10,182,124	$ 10,182	$1,927,969	$   (1,931,045)	$ 11,250	$       -      	$   18,356

Common stock options exercised
at $.05 per share	225,000	225	22,275	-       	(11,250)	-      	11,250

Issuance of common stock for services
at $.10 per share	500,000	500	49,500	-       	-      	-      	50,000

Issuance of common stock for services
at $.81 per share	10,000	10	8,090	-       	-      	-      	8,100

Stock to be issued	-      	-      	-        	-       	-      	29,545	29,545

Net loss	         -        	        -     	         -        	         (167,903)	        -      		-      	  (167,903)

Balance, September 30, 2000	10,917,124	 10,917	2,007,834	    (2,098,948)	     -      	29,545	  (50,652)

Issuance of common stock for services
	At $.375 per share	50,000	50	18,700	-       	-      	(8,745)	10,005

Stock to be issued	-      	-      	-        	-       	-      	572,929	572,929

Net loss		-      		-      		-        	         (628,925)		-      		-      	  (628,925)

Balance, September 30, 2001	10,967,124	$ 10,967	$2,026,534	$    (2,727,873)	$     -      	$ 593,729	$ (96,643)


WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2001 and 2000

		     2001       	     2000
Cash provided by (used in)
Operating activities:
Net loss		$	(628,925)	$	(167,903)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Depreciation		16,016	5,466
Issuance of common stock for services		10,005	58,100
Write-down of advance due from affiliate		-      	64,586
Non-cash compensation		138,933	-
Provision for doubtful accounts		42,828	47,000
(Increase) decrease in assets:
Accounts receivable		(79,496)	119,461
Inventory		55,539	51,430
Prepaid  expenses		7,523	586
Deposits		-      	(2,521)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses		169,048	(557)
Due to officers		(19,317)	-
Advances from customer		(9,427)	(92,533)
Other current liabilities		3,063	(42,621)
Other liabilities		-      	(59,932)
Accrued lawsuit settlement			-      		175,000

	Net Cash Provided by (Used in) Operating Activities		(294,210)		155,562

Investing activities:
Purchase of property and equipment			(6,535)		(50,481)

Financing activities:
Issuance of note payable - stockholder		50,000	-
Proceeds of issuance of common stock			-      		7,500

	Net Cash Provided by Financing Activities		50,000		7,500

	Net Increase (Decrease) in Cash and Cash Equivalents	(250,745)	112,581

Cash and cash equivalents, beginning of year			262,746		150,165

Cash and cash equivalents, end of year		$	12,001	$	262,746

Supplemental information:
Cash paid for income taxes		$	800	$	 949


Note A - Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Wireless Data Solutions, Inc. (WDS) and its majority-owned subsidiary, Distributed Networks, Inc. (Dinet) collectively, (the Company). All significant intercompany balance transactions have been eliminated in consolidation.  The minority interest amounts shown in the financial statements represent the preferred stock ownership in Dinet (see Note D).


WDS, which is headquartered in Minnesota and has approximately 3,000 shareholders of record as of September 30, 2001, develops and markets digital wireless communications equipment for mobile fleet management in the United States and foreign countries.  The equipment is designed, assembled and sold by Dinet.  It has sold units to a number of industry segments, including ready-mix concrete suppliers, taxicab companies, parcel delivery, vehicle towing and public transportation.  The majority of its sales have been to the ready-mix concrete suppliers.  It transmits data using two-way radio, cellular and CDPD
(cellular digital packet data).

Note B - Summary of Significant Accounting Policies

Revenue Recognition

Sale of equipment and software is recognized at the time of delivery to the customer or at the time of sale and installation.
Revenue from repairs and maintenance service is recognized upon completion of the service.

Allowance for Doubtful Accounts

It is the practice of the Company to provide for uncollectible accounts based on historical collection experience and prevailing economic conditions.  Based on management's evaluation of accounts receivable at September 30, 2001, an allowance for doubtful accounts of $68,000 has been established.

Inventory

Raw materials and the related components of work-in-progress inventory are recorded at lower of cost or market, using first-in, first-out method of accounting for inventory.  Inventory at September 30, 2001 consisted of the following:

Raw material	$  67,744
Work in progress	49,301
Finished goods	      7,496
	$124,541



















Note B - Summary of Significant Accounting Policies (continuation)

Property and Equipment

Property and equipment is stated at cost.  The costs of additions and betterment are capitalized, and expenditures for repairs and maintenance are expensed in the period incurred.  When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

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

Depreciation expense for the years ended September 30, 2001 and 2000 was $16,016 and $5,466, respectively.

Advertising

The Company's policy is to expense advertising costs as the costs are incurred.  Advertising expense was
$12,740 and $6,324 for the years ended September 30, 2001 and 2000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109,
Accounting for Income Taxes. This standard requires the use of the liability method of accounting for income taxes.
Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
The principal item resulting in the differences are attributable to net operating loss carryforwards.  Current income taxes are based on the year's income that is taxable for federal and state income tax reporting purposes.

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

Shipping and Handling Costs

The Company's policy is to include shipping and handling cost in operating expenses.  The total cost for years ended
September 30, 2001 and 2000 was $6,560 and $8,422, respectively.
















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

Note C - Going Concern

The Company's financial statements have been presented on the basis that is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of September 30, 2001, the Company's liabilities exceeded its total assets by $97,217 and the net stockholders deficiency is $96,643.  These conditions create an uncertainty as to the Company's ability to continue as a going concern.  Management of the
Company has taken certain steps intended to reduce operating expenses and restore profitability.  The ability of the Company to continue as a going concern is dependent upon the success of these actions.  The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note D - Related Party Transactions and Relationships

The names and relationships of the related parties referred to in these notes are set forth below:

Patrick L. Makovec is Chairman/Treasurer of Dinet and WDS, and 8.3% stockholder in WDS.
During the fiscal year ended September 30, 2000, options to purchase 75,000 shares were exercised at $.05 per share.  The purchase price for these shares was offset against amounts previously owed to Mr. Makovec.

Brian Blankenburg, director of WDS and Dinet, and former president of Dinet, is a 4.8%
shareholder in WDS. The Company owes Mr. Blankenburg $20,800 in common stock for consulting services performed before taking office as president and a bonus for the year 2001.  In addition, the Company owes Mr. Blankenburg $22,000 for a 2000 performance bonus and $1,764 for various business expense outlays.

Severin-Chase, a marketing and business development company, performed consulting services to
WDS during the fiscal years ended September 30, 2001 and 2000.  The consulting services totaled
$10,005 and  $8,745 in fiscal year end 2001 and 2000 and was paid in common stock issued at
$.375 per share at September 30, 2001.  Severin-Chase is affiliated with Robert Chase, president of
Dinet.











-8-
Note D - Related Party Transactions and Relationships (continuation)

Michael McLaughlin, a former director and officer of WDS, signed a mutual release of all claims and a covenant not to sue.  The agreement stated that WDS, Michael McLaughlin, Heartland
Diversified Industries and Carl Hatch, a WDS shareholder, will hold each other harmless in return for the following:

1) 145,000 shares of WDS common stock owned by Michael McLaughlin and Heartland
Diversified Industries Inc. were transferred to Carl Hatch.

2) Patrick Makovec resigned as a director and officer of Heartland Diversified Industries Inc.

3) All outstanding balances between WDS, Heartland Diversified and Michael McLaughlin were written-off.  This settlement resulted in a $64,586 charge to earnings for WDS in the fiscal year ended September 30, 2000, which is included in other expenses.

Prior the 1994, an officer, Patrick Makovec, elected to leave the major portion of his salary and expenses as a way of infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. Such salary and expenses was to be disbursed as management determined, assuming cash flow is adequate.  All related salaries and tax items have been expensed so that there would be no effect on future earnings.  On
September 30, 2001, Mr. Makovec converted $250,402 of debt to common stock to be issued at $.25 per share.  This conversion reduced the amount due to Pat Makovec to $17,519 at September 30, 2001.  The
officer has waived the accrued interest on balances from October 1, 1999 through September 30, 2001.
During the years ended September 30, 2001 and 2000, this officer's base compensation was approximately
$60,000 for each year.

On August 2, 2000 the Company entered into an employment agreement with Robert Chase, who succeeds
Mr. Blankenburg as President of Dinet.  (Mr. Blankenburg will continue to serve as President and CEO of
WDS.).   Mr. Chase receives certain stock incentives and a severance package in addition to the normal salary of $85,000 per year and bonuses.  At the end of 2001, Mr. Chase has accumulated 265,000 shares of common stock all of which is restricted and is stock to be issued at September 30, 2001.  This one time benefit to Mr. Chase encouraged him to join the Company.  The severance package contains a sliding payment schedule based on longevity.  After three years his severance would  be approximately $85,000.
In addition, $1,313 is due to Mr. Chase at September 30, 2001.

Note E - Minority Interest

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









Note F - Stock Options and Warrants

Warrants Issued

The Company issued common stock warrants as follows:
Number of
Date Issued	Expiration Date	Exercise Price	 Warrants

4/28/98	4/27/03	$1.00	100,000
4/16/98	4/15/03	  .28	152,751
4/28/98	4/17/03	.31	108,000
6/23/98	6/22/08	.20	16,000
6/27/99	6/26/04	.11	2,000

Note G - Note Payable - Stockholder

In January, the Company received a $50,000 advance from a stockholder in return for a promissory note.
The promissory note bears interest at 10% per annum and is due upon demand.  At September 30, 2001
$3,403 of interest has accrued on this note, which is reflected in the other current liabilities line of the accompanying consolidated balance sheet.

Note H - Equity - Stock to be Issued

Contract Services			Shares   		Amount

During the period November 1998 through February 1999, Brian
Blankenburg performed consulting services for the Company, in return for common stock to be issued at .1089 per share.



190,981



$    20,800

Employment Agreement

Pursuant to an employment agreement dated August 2000, Robert
Chase is entitled to restricted common stock to be issued for the following periods of employment:

August      2000 - November 2000 @  $.38   per share
December 2000 - February    2001 @  $.55   per share
March       2001 - May           2001 @  $.58   per share
      June          2001 - August      2001 @   $.309 per share








41,250
41,250
41,250
141,250








15,675
22,687
23,925
43,646







Stock Bonuses			Shares   		Amount

As per the actions of the Board of Directors on January 2, 2001, the Company declared the following bonuses payable in a common stock:

Pat Makovec           - @ $.11 per share
Brian Blankenburg  - @ $.11 per share




100,000
200,000




$      11,000
22,000
                                                                                                      -10-

Note H - Equity - Stock to be Issued (continuation)
Litigation Statement

The Company settled a breach of warranty claim with a former customer for common stock.

October 2001            @ $.41 per share
April     2002            @ $.20 per share







182,296
543,014







75,000
      108,594
Conversion of Debt

As per the actions of the Board of Directors, Pat Makovec converted $250,402 of debt to common stock to be issued at $.25.
The conversion was effective September 30, 2001 and was ratified by the board on June 11, 2002.

     Pat Makovec         - @ $.25 per share







                   1,001,608







      250,402



$    593,729

The Company recognized stock based compensation expense of $ 33,000 during the year ended September
30, 2001 and a lawsuit settlement charge of $175,000 during the year end September 30, 2000.




































Note I - Income Taxes

Dinet files Federal and California income returns based on February 28 fiscal year end.  WDS files Federal,
Minnesota and Florida tax returns based on September 30 fiscal year end.  There have been years when both companies did not file tax returns.

The Company has approximately $1,950,000 in net operating loss carryforwards to offset future taxable income.  The carryforwards expire through 2016.  No deferred tax asset has been reported in the accompanying financial statements because of the uncertainty of the future benefit and the nonfiling in certain tax jurisdictions.  Accordingly, the deferred tax asset has been fully offset by a valuation allowance.
The components of income tax expense (benefit) are as follows:

		2001        		2000
                                     Current
Federal	$	-     	$	-
State and local			800		949
	$	800	$	949

A reconciliation of the statutory federal income tax rate to the provision for income taxes effective rate is as follows:

Statutory federal income tax benefit		(34)%		(34)%
State and local taxes benefit, net of federal tax		(8)		(8)
Valuation allowance		    42		42
Effective tax rate		-      	%		-     	%

The details of deferred tax asset are as follows:
Deferred income tax assets:
Net operating loss carryforward	$	819,000	$ 551,600
Valuation allowance		(819,000)	  (551,600)
Deferred income tax asset, net	$	-      	$	-

Note J - Commitments and Contingencies

Operating Leases

The Company maintains office and warehouse space in Oceanside, California; offices in St. Cloud,
Minnesota and Severna Park, Maryland.  The Oceanside location houses the offices of Dinet.  The
Company has entered into an agreement for office space for $3,469 per month, through March 2001; and
then escalates to $3,608 until March 2002 and the St. Cloud office is leased on a month-to-month basis at
$275 per month for 850 square feet.  The Severna Park office is 500 square feet in the residence of an employee; no rent is charged.











Note J - Commitments and Contingencies (continuation)

Additionally, the Company has entered into various noncancellable leases for various equipment.  Future minimum payments are as follows for the years ending September 30:

2002	$     34,532
2003	         1,985
	Total	$     36,517

The total operating lease expense for the years ended September 30, 2001 and 2000 was $56,638 and
$50,226, respectively.

Note K - Concentrations Risks

Revenue

During the years ended September 30, 2001 and 2000, revenue by geographic area consisted of the following:

	     2001    	      2000

Unites States Revenue	$1,126,412	$1,686,770
Americas Revenues	     148,878	     236,637

	Total	$1,275,290	$1,923,407

Accounts Receivable

At September 30, 2001, accounts receivable totaling $86,764 were due from four customers.  These balances represented 54.3% of the total net receivables.

Note L - Litigation Settlement

A customer filed a complaint against the Company alleging certain problems with equipment on or about
December 1995.  The complaint included claims against Dinet for breach of express warranty.

The action has been settled out of court for $175,000.  The payment terms for the settlement include
$75,000 of WDS common stock to be issued at $.41 per share and $100,000 of WDS common stock to be issued at .20 per share. An agreement was reached in July 2001 and the settlement has been accrued payable in stock. The provisions of this settlement requires that the customer's stock position shall be adjusted so that it maintains a five percent common stock position, at a minimum, before any merger, reverse merger, combination, or acquisition by the Company.


Note M - Subsequent Events

On April 4, 2002, the Company issued 3,000,000 shares of its common stock to Alta Mines, Inc.  Based upon 15,142,434 shares of common stock either issued and outstanding, or committed for immediate issuance, the 3,000,000 shares issued, constitute a controlling interest.  Alta Mines, Inc. is owned by three people one of whom is Mr. John Doubek.  In addition to the 3,000,000 shares mentioned above, Mr.
Doubek and his wife own approximately 742,017 shares and Mr. Carl Hatch, a law partner of Mr. Doubek owns approximately 88,000 shares.

-13-
Note M - Subsequent Events (Continuation)
The 3,000,000 shares were issued by the Company at a price of $.05, or a total of $150,000.  The Company has informally agreed that this sum will be used for certain specified working capital purposes.

ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9- Directors and Executive Officers of the Company

Current officers of WDS are identified in the following table:
Name			Position
Patrick L. Makovec	Secretary/Treasurer
Brian B. Blankenburg	Chief Operating Officer of WDS
Robert Chase		President of Dinet

The management group for WDS and DINET presently consists of three members.

Brian B. Blankenburg
Mr. Blankenburg was elected as a director of the Company in June
1997 and was named President of Dinet in September 1998. In March of 1999 he became President and Chief Executive Officer of Wireless Data Solutions. Mr. Blankenburg provides expertise in the areas of strategic planning, sales and marketing, mergers and acquisitions, funding and market research. Prior to joining the Company Mr. Blankenburg served as Executive Vice President, and later President of Hudson Industries, Mr. Blankenburg led the strategic repositioning of Hudson's business, and doubled its sales in four years. Prior to that time, Mr. Blankenburg held various management positions with International Multifoods, Beatrice, Green Giant and Hormel Company. He is a 1971 graduate
-20-

of the University of Minnesota, where he received a B.A. in advertising. His continuing education has included the Beatrice
Executive Marketing School at the J.L. Kellogg Graduate School of
Business, Northwestern University, as well as studies at The
University of Pennsylvania's Wharton School of Business. He owns approximately 3% of the shares outstanding.


Robert Chase
Robert Chase succeeded Brian Blankenburg as President of Dinet,
The Company's wholly owned subsidiary. Mr. Chase has 25 years of experience In operations and start-up marketing and sales programs with wireless- related companies. For the past seven years he has consulted to Fortune 1000 ranked companies within the wireless industry as a partner with Severin Chase. Prior to his consulting role, he held various executive management positions with Digital Mobile Communications, Pacific
Telesis, General Electric, and Motorola.

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

To the best of the company's knowledge, all required filings under Sec. 16(a)forms 4 & 5 of the Exchange Act were timely made
-21-
during the period subject to this report.

Item 10 - Executive Compensation

Directors and Executive Officers of the Company, compensation and stock ownership tables

SUMMARY OF COMPENSATION TABLE

                          ANNUAL COMPENSATION
                     YEAR    SALARY      BONUS    OTHER ANNUAL
COMPENSATION

Robert Chase	     2001     $84,000
President Dinet

Brian Blankenburg   2001     $60,000
CEO Wireless Data Solutions

Pat Makovec	    2001     $60,000
Chairman Wireless Data Solutions

Brian Blankenburg   2000     $60,000
CEO Wireless Data Solutions

Brian Blankenburg   1999     $35,000
CEO Wireless Data Solutions

Pat Makovec	    1999     $60,000
Secretary/Treasurer Wireless Data Solutions

Mike McLaughlin     1999     $35,000
CEO Wireless Data Solutions

Mike McLaughlin     1998     $84,000
CEO Wireless Data Solutions
-22-

			    STOCK AND OTHER COMPENSATION

			AWARDS                          PAYOUT

            YEAR     Restricted      Securities      LTIP          All
                     Stock           Underlying      Payouts

Other
                     Awards          Options/SRS
Compensation

Robert 	    2001     105,933					    8500
Chase								  Note C

Brian B	    2001     22,000

Pat 	    2001     11,000
Makovec

Brian
Blankenburg 2000     $30,800
CEO                   NOTE A

Brian
Blankenburg 1999      XXXXX
CEO

Mike
McLaughlin  1999      XXXXX
CEO

Mike
McLaughlin  1998      Note B
CEO

-23-

Note A   The stock, which was awarded to Brian Blankenburg, was
given in lieu of cash compensation.

Note B   In 1998 Mr. McLaughlin was awarded 10,000 warrants
exercisable Through 2008 at $0.20 per share. They were issued in consideration for his agreement to cancel certain indebtedness to the corporation. The exercise price was the fair market value of the stock at the date of issuance of the warrants.

Note C	   The cash bonus of $8,500 was a one time signing bonus
for which Mr. Chase qualified after one year of employment.

Note D	   Only one member of management, Robert Chase, earned in
excess of $100,000 in compensation in the year 2001. His total compensation in 2001 was $198,433. Of the total compensation
$84,000 was in salary, $8,500 was a one-time signing bonus, which was accrued on the books. $105,933 was accrued as payable in stock, the value of the awards was the fair market value of the stock at the time the stock was due. The awards were part of the employment agreement. The value of the awards has declined to
$5300 based on the current value of the stock.


Item 11 - Security Ownership of Certain Beneficial Owners and
Management

Class		Name of		 	Type of 		%
Ownership
		Beneficial     	Beneficial
		Owner          	Ownership

Common		Pat Makovec		Direct			8.3%
		11735 77th St SE	913,111
               Clear Lake, MN 55319
-24-



Common		John Doubek		Direct			6.7%
		640 S Harris		742,017
		Helena, MT 59601


Common		Brian Blankenburg	Direct			4.8%
		501 Harlequin Lane	525,981
		Severna Park,MD 21146


Common		Robert Chase		Direct			2.4%
		172 Jupiter St		265,000
		Encinitas, CA 92024	Note D (page 24)

Subsequent to 9/30/01 Management was successful in negotiating with some of the major creditors to reduce the outstanding debt.
Management felt this was a very important step in making the balance sheet more attractive, which in turn would increase the likelihood of success in pursuit of the acquisition/merger strategy. The strategy was discussed under business issues. Also stock was issued to obtain capital. As a result of acquiring additional funding and the reduction of debt there were some changes in beneficial ownership and the percent of ownership. The following table presents the ownership as of June 13, 2002 at which time there were 16,144,042 shares either outstanding or committed to be issued.

Class		Name of		 	Type of 		%
Ownership
		Beneficial     	Beneficial
		Owner          	Ownership
-25-
Common		Alta Mines		Direct			18.6%
		307 N Jackson		3,000,000
		Helena MT 59624

Common		Pat Makovec		Direct			12.59 %
		11735 77th St SE	2,014,719
		Clear Lake, MN 55319

Common		John Doubek		Direct			4.6%
		640 S Harris		742,017
		Helena, MT 59601

Common 		Sanact			Direct			4.5%
		6601 Owens Drive	725,310             *See Note
		Pleasanton CA 94588

Common		Brian Blankenburg	Direct			3.3%
		501 Harlequin Lane	525,981
		Severna Park,MD 21146

Common		Robert Chase		Direct			1.6%
		172 Jupiter St		265,000
		Encinitas, CA 92024	Note D (page 24)

* The Company needs to issue 0.5% Common Stock to Sanact as result of Settlement Agreement.

Item 12 - Certain Relationships and Related Transactions

During the prior five-year period, an officer, Patrick Makovec, elected to leave the major portion of his salary and expenses in the company, as a way of infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. All related tax items have been expensed. At September 30, 2001, $250,402 is due
-26-
to this officer. The officer has waived the accrued interest on balances from October 1, 1999 through September 30, 2001. During the years ended September 30, 2001 and 2000, this officer's base compensation was approximately $60,000 for each year. Subsequent to this report Mr. Makovec accepted 1,001,608 shares of Wireless
Data Solutions common stock in full settlement of this obligation. The fair market value of the stock at the time of conversion was $0.08 per share. The total value of the transaction was $80,000. The stock shall bear a restrictive legend.

Patrick L. Makovec is Chairman/Treasurer of DINET and WDS, and
8.3% stockholder in WDS.  During the fiscal year ended September
30, 2000, options to purchase 75,000 shares were exercised at $.05 per share. The purchase price for these shares was offset against amounts previously owed to Mr. Makovec.

In January of 2001 Mr. Makovec took a stock bonus of 100,000 shares. The bonus was awarded for performance in fiscal 2000. The fair market value of the bonus was $11,000. The stock shall be restricted.

Brian Blankenburg, director of WDS and Dinet, and former president of Dinet, is a 1.2% shareholder in WDS. The Company owes Mr. Blankenburg $42,800 in common stock for consulting services performed before taking office as president and a bonus for the year 2000.

Mr. Blankenburg took the stock bonus of 200,000 shares of common stock in January of 2001 for performance of fiscal 2000. The fair market value of the bonus was $22,000. The stock shall be restricted.

On August 2, 2000 the Company entered into an employment
-27-
agreement with Robert Chase, who succeeds Mr. Blankenburg as
President of Dinet.  (Mr. Blankenburg will continue to serve as
President and CEO of WDS.).   Mr. Chase receives certain stock
incentives and a severance package in addition to the normal salary of $85,000 per year and bonuses.  At the end of 2001, Mr.
Chase has accumulated 265,000 shares of common stock all of which is restricted and is payable in stock at September 30, 2001.
This one time benefit to Mr. Chase encouraged him to join the
Company.  The severance package contains a sliding payment
schedule based on longevity.  After three years his severance would  be approximately $85,000. In addition Mr. Chase was
awarded $8,500, which was a one time signing bonus. The bonus was part of the employment agreement.

Severin-Chase, a marketing and business development company, performed consulting services to WDS during the fiscal years ended September 30, 2001 and 2000. The consulting services totaled $10,005 and $8,745 in fiscal year end 2001 and 2000 and was paid in common stock issued at $.375 per share at September
30, 2001. Severin-Chase is affiliated with Robert Chase, president of Dinet.


Item 13-Exhibits and Reports on Form 8-K

a)	On February 28, 2001 and amended April 12, 2001, a report was filed. The purpose was to advise that the company had changed auditors because its prior auditor had failed to maintain his continuing education requirements.

b) On January 8th, 2002 Wireless Data Solutions filed a form 8K, which was amended on January 9th, 2002. The purpose of the report was to present its unaudited financial report for fiscal year 2001. The company was unable to file an audited
-28-
c) report at that time because of financial constraints.
d) On April 19, 2002 Wireless Data Solutions filed a form 8K, the purpose of the report was to inform shareholders that control of the company had shifted due to a recent sale of restricted stock. The purpose of the sale was to secure the necessary working capital, to bring the audits and other related items current.
(d) Exhibits

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

3.1*              Articles of Incorporation of Gold Genie
Worldwide, Inc.,
                  filed on March 7, 1984.


3.2*              Certificates of Amendment to the Articles of
Incorporation
                  of Products, Services, & Technology, filed June
13, 1988.

3.3*              Articles of Domestication of Products,
Services, and
                  Technology Corporation, filed June 2, 1997.

3.4*              Articles of Amendment to the Articles of
Incorporation of
                  Products, Services, & Technology Corporation,
filed on
                  June 13, 1997.

3.5*              Bylaws of Products, Services, & Technology
Corporation
                  dated as of June 2, 1997.
-29-
10.1*             Settlement Agreement and Release dated December
17, 1987
                  between Heartland Diversified Industries, Inc.,
the
                  Company, and certain individuals.

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

                         Signatures

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the

-30-
undersigned, thereunto duly authorized.


July 29,2002
                    Wireless Data Solutions,Inc.

                                    /s/  Patrick L. Makovec
                                    -----------------------

                                    Patrick L. Makovec
                                   Chairman of the Board

























-31-














See notes to consolidated financial statements.



-2-

See notes to consolidated financial statements.

-3-


See notes to consolidated financial statements.




See notes to consolidated financial statements.

-5-

WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2001 and 2000



-
11