Form 10QSB
period 2001-12-31
WIRELESS DATA SOLUTIONS INC
filed 2002-12-09
CIK 1043473

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d) OF THE
   SECURITIES EXCHNAGE ACT OF 1934. December 31, 2001

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

There were 15,142,434 shares of the Issuer's common stock outstanding as of December 06, 2002.





Table of Contents
Financial Information

Part I

Item I	 Financial Statements

Item II		Management's Discussion and Analysis or plan of Operation.
Part II

Item I		Legal Proceedings

Item II		Changes in Securities

Item III 	Defaults upon Senior Securities

Item IV		Submission of Matters to a vote of security holders

Item V		Other Information

Item VI		Exhibits on Reports on Form 8K














Item 1
WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheet
December 31, 2001



Assets

Current Assets
Cash and cash equivalents			$      7,672
Trade accounts receivable, net of estimated
    allowance for doubtful accounts of $68,000			94,037
Inventory			116,916
Prepaid expenses					8,691

	Total Current Assets				227,316

Property and Equipment
Office fixtures and equipment			59,155
Leasehold improvements					12,894
					72,049
Less:  accumulated depreciation					40,604

	Net Property and Equipment				31,445

Other Assets
Security deposits					5,636

	Total Assets		$  264,397




























Liabilities and Stockholders= Equity (Deficiency)

Current Liabilities:
Note payable - stockholder				$	50,000
Accounts payable and accrued expenses					315,526
Advance from customers					26,870
Other current liabilities					8,542

	Total Current Liabilities				400,938

Other Liabilities:
Due to officers					21,746

	Total Liabilities				422,684

Minority interests in consolidated subsidiaries					20,000

Commitment and contingencies

Stockholders= Equity (Deficiciency)
Preferred stock, $.002 par value; 3,000,000 shares
authorized; no shares issued or outstanding					-
Common stock, $.001 par value; 25,000,000 shares
authorized; 11,599,420 issued					11,599
Common stock to be issued					518,729
Additional paid-in capital					2,118,902
Accumulated deficit					(2,827,517)

	Total Stockholders= Deficiency				(178,287)

	Total Liabilities and Stockholders= Deficiency		$   264,397



















WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Three Months Ended December 31, 2001 and 2000




			2001	       2000
		                                (Restated)

Revenue
Net product sales		$  155,779	$  440,995
Repairs and maintenance			10,435		-

	Total Revenue	166,214	440,995

Cost of sales			64,325		181,634

Gross profit		101,889	259,361

Operating expenses			201,573		357,807

Operating loss 			(99,684)		(98,446)

Other income (expense)
	Interest expense		-	(2,449)
Interest income			40		-

Total income (expense)			40		(2,449)


Net loss		$	(99,644)	$	(100,895)


Basic and diluted loss per common share		$      (.009)	$        (.009)

Weighted average common shares outstanding		11,238,655	10,917,124



WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders= Equity
For the Three Months Ended December 31, 2001 and 2000
	                  Common Stock	  Common
	Number  		Additional		Stock    	Common
	of       		Paid-in   	Accumulated	to be    	Stock
	 	   Shares 	Amount 	    Capital   	      Deficit     	    Issued   	 Optons		 Total

Balance, September 30, 2000(Restated)	10,917,124	 10,917	$2,007,834	$   (2,098,948)	$	29,545	$	-    		(50,652)

Stock to be issued for services at
 	$.41	-      	-      	-        	-       		175,000        		-    		175,000

Stock to be issued for services at
	$.38	-     	-      	-        	-       	15,675	-      	15,675

Net loss for the three months ended
	December 31, 2000		-      		-      		-        	         (100,895)		-      		-      	  (100,895)

Balance, December 31, 2000 (Restated)		10,917,124	$ 10,917	$    2,,007,834	$    (2,199,843)	$   220,220 	$         -		$ 	39,128



Balance, September 30, 2001		10,967,124	$ 10,967	$2,026,534	$   (2,727,873)	$ 593,729	$        -    		$ (96,643)

Issuance of common stock for services
at $.04 per share	450,000	450	17,550	-             	-      	-    	18,000

Issuance of common stock for services
at $.41 per share	182,296	182	74,818	-            	(75,000)      	-     	-

Net loss for quarter ended
    	December 31, 2001		-      		-      		-        	         (99,644)		-      		-      	  (99,644)

Balance, December, 31, 2001		11,599,420		$11,599		$2,118,902	$  (2,827,517)		$  518,729	$       -		$(178,287)




WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2001 and 2000

		     2001	  2000
		                         (Restated)
Cash provided by (used in)
Operating activities:
Net loss		$	(99,644)	$	(100,895)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Depreciation		4,089	2,896
Common stock to be issued for services		-  	15,675
Issuance of common stock for services		18,000                       -
 (Increase) decrease in assets:
Accounts receivable		40,118	(142,431)
Inventory		7,625	52,236
Prepaid  expenses and other assets		(3,843)	4,823
Increase (decrease) in liabilities:
Accounts payable and accrued expenses		7,134	4,062
Advances from customers			21,042		(15,255)

	Net cash used in operating activities		(5,479)		(178,889)

Cash Flows from Investing Activities:
	Purchase of property and equipment		         -          	         	(4,225)



Cash Flows from Financing Activities:
Advance to officers			1,150		-


	Net decrease in cash and cash equivalents	(4,329)	(183,114)

Cash and cash equivalents, beginning of period			12,001		262,745

Cash and cash equivalents, end of period		$	7,672	$	79,631



WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Statements
For the Three Months Ended December 31, 2001

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management,  the consolidated  financial  statements  contain  all  adjustments (consisting of only normal  recurring  adjustments)  necessary to present fairly the consolidated financial position of Wireless Data Solutions, Inc. (WDS)  and its majority-owned subsidiary, Distributed Networks, Inc. (Dinet) (collectively, the Company) as of
December 31, 2001, the results of operations for the three months ended  December 31,
2001 and 2000 and the cash flows for the three months ended December 31, 2001 and
2000.  However, the operating results and cash flows for the interim  periods may not be indicative  of the results  expected for a full year.

Certain information and footnote  disclosures  normally included in consolidated financial statements  prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated  financial statements be read in conjunction with the consolidated financial statements and notes  thereto  included in the
Companys Annual Report on Form 10-K filed with the Securities and Exchange
Commission for the year ended September 30, 2001.

Note 2 - Related Party

The names and relationships of the related parties referred to in these notes are set forth below:

Patrick L. Makovec is Chairman/Treasurer of Dinet and WDS, and 8.3% stockholder in WDS. The company owes Mr. Makovec $15,827 for various business outlays.

Brian Blankenburg, director of WDS and Dinet, and former president of Dinet, is a 4.8% shareholder in WDS. The Company owes Mr. Blankenburg $20,800 in common stock for consulting services performed before taking office as president and a bonus for the year 2001. In addition, the Company owes Mr. Blankenburg
$22,000 for a 2000 performance bonus and $5,919 for various business expense outlays.








Note 2 - Related Party Transactions and Relationships (continuation)


Prior to 1994, an officer, Patrick Makovec, elected to leave the major portion of his salary and expenses as a way of infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. Such salary and expenses was to be disbursed as management determined, assuming cash flow is adequate.  All related salaries and tax items have been expensed so that there would be no effect on future earnings.  On September 30, 2001, Mr.
Makovec converted $250,402 of debt to common stock to be issued at $.25 per share. The officer has waived the accrued interest on balances from October 1, 1999 through
December 31, 2001

On August 2, 2000, the Company entered into an employment agreement with Robert
Chase, who succeeds Mr. Blankenburg as President of Dinet.  (Mr. Blankenburg will
continue to serve as President and CEO of WDS.).   Mr. Chase receives certain stock
incentives and a severance package in addition to the normal salary of $85,000 per year and bonuses.  As of December 31, 2001, Mr. Chase has accumulated 265,000 shares of common stock all of which is restricted and is common  stock to be issued at December
31, 2001.  This one time benefit to Mr. Chase encouraged him to join the Company.  The severance package contains a sliding payment schedule based on longevity.  After three years his severance would  be approximately $85,000



Note 3 - Equity - Stock to be Issued

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









15,675
22,687
23,925
43,646




Stock Bonuses

As per the actions of the Board of Directors on January
2, 2001, the Company declared the following bonuses payable in a common stock:

Pat Makovec           - @ $.11 per share
Brian Blankenburg  - @ $.11 per share




100,000
200,000




      11,000
22,000

Litigation Statement

The Company settled a breach of warranty claim with a former customer for common stock.

April     2002            @ $.20 per share







543,014







      108,594

Conversion of Debt

As per the actions of the Board of Directors, Pat
Makovec converted $250,402 of debt to common stock to be issued at $.25. The conversion was effective
September 30, 2001 and was ratified by the board on June 11, 2002.

     Pat Makovec         - @ $.25 per share







                   1,001,608







      250,402



$    518,729
Note 4 - Going Concern

The Company's financial statements have been presented on the basis that is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of December 31, 2001, the
Company's liabilities exceeded its total assets by $158,287 and the net stockholders deficiency is $178,287.  These conditions create an uncertainty as to the Company's ability to continue as a going concern.  Management of the Company has taken certain steps intended to reduce operating expenses and restore profitability.  The ability of the
Company to continue as a going concern is dependent upon the success of these actions.
The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the
Company be unable to continue as a going concern.

Note 5 Restatement of Materials Presented in the quarterly report filed for the quarter ending 12/31/01.
The numbers presented on the 12/31/01 quarterly report were restated to reflect the numbers which were presented in the 9/30/01 audited financial statements. The company's 12/31/01 quarterly report was not reviewed by the auditing firm.


Item 2
  Management's Discussion and Analysis of Financial Conditions &
Results of Operations

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

Business Issues
The need to significantly up-grade mobile data terminal hardware technology was recognized in a 2000 fiscal year WDS management business review that included discussions with existing and potential customers, projected wireless fleet tracking growth trends that included primary and secondary research sources, a competitive analysis and an internal capabilities assessment of DINET. The analysis also determined that the core assets of WDS were identified as DINET'S substantial customer base in the concrete construction segment, the broad awareness that DINET produced high quality mobile data computers, and the publicly traded stock of WDS that could be utilized to secure capital.

The result of this business review was a strategic business decision to acquire advanced hardware technologies that would enhance our competitive position in the concrete construction market as well as other vertical markets rather than to develop them internally. The rationale for this decision was based upon the projected high R&D costs and the long-time frame associated with internal development. Additionally the review determined that there were a broad variety of advanced wireless hardware and software products with significant market potential that had been designed in small private companies that were under exploited due to a lack of available capital to market and manufacture the new technology.

WDS management believed that an "acquisition strategy" would enable the company to continue to be a leading provider of wireless fleet tracking technology to the Ready Mixed market, and, at the same time, enable WDS to exploit other new vertical market opportunities due to the significant wireless growth opportunities in vehicle fleet management.

Implementation of the technology acquisition strategy in FY2001 and through the first quarter of FY2002 was impeded for several reasons:

? In one instance, the proposed acquisition by the company of very advanced and implemented technology was stymied by questions about applicable patent rights discovered during the course of the company's due diligence. While WDS received two patent attorney opinions that the firm could probably win a patent challenge the firm did not have the financial resources to support the extended challenge.
? In FY 2001 the SEC notified WDS management that the auditing firm that had completed the firms FY2000 audit had not maintained their continuing education requirements and the SEC made a determination that WDS had to re-submit their FY2000 audit. However a marked decrease in revenues during fiscal
2001, continuing in fiscal 2002, had deprived the company of the cash resources needed to pay the new independent auditors fees selected to resubmit the FY2000 audit as well as pay for the FY2001 audit. As a consequence, completion of the company's
Annual Report on Form 10-KSB for the year ended September 30,
2001, and of subsequent quarterly reports, was substantially delayed, thereby, in turn, inhibiting the company's ability to pursue acquisitions involving use of the company's common stock as a medium of payment.
? Sales in FY2001 declined approximately 26% from FY2000 significantly impacting the cash flow essential to implementing the acquisition strategy.
? A customer filed a complaint against Dinet alleging certain problems with equipment purchased in December 1995 (three years prior to the employment of the current presidents of both WDS and Dinet). The complaint included claims against Dinet for breach of express warranty. This action by the customer also included the manufacturers of the two-way radio system the customer had purchased as well as the spectrum network provider. WDS settled its portion of the action out of court for $175,000. The payment terms for the settlement include
$75,000 worth of WDS common stock to be issued at $0.41 per share and $100,000 worth of WDS common stock to be issued at $0.20 per share. The settlement was reached in July 2001 (the fourth quarter of FY2001) and the settlement has been accrued payable in stock. Additionally the legal costs for WDS in defending the company against this complaint exceeded $100,000.

These business setbacks made it essential for WDS to secure additional capital to re-submit the fiscal year 2000 audit and complete the 2001 audit that would bring its filings current.
Subsequently WDS was able to sell common stock in a private placement and raise $150,000. Management also decided that it was important to reduce the debt on the WDS balance sheet so that WDS would be able to resume acquisition and/or merger discussions with a clean balance sheet. Consequently in the first quarter of FY2002 the WDS management implemented a cost and debt reduction strategy enabling the company to eliminate over $400,000 in debt in exchange for common stock, or a significantly reduced, but immediate, payment in cash. The stock issued or to be issued will be restricted.
RESULTS OF OPERATIONS (1st qtr. FY2002)

Total revenues for the first quarter of FY2002 declined from $440,995 in fiscal 2001 to $166,214 in fiscal 2002. This was a decline of $274,781 or 62%. The decline in revenues is attributable, in part to the decline in the economy and is also reflected in the need for WDS to upgrade their hardware technology, as was discussed under business issues.

The gross profit for the first quarter of this fiscal year was $101,889 versus $259,361 for the first quarter of the previous year (FY2001). This was a 60.7% decline in gross profit. However the gross profit as a percentage of total revenues in FY2002 increased to 61.3% as compared to 58.8% for the same time period in FY2001.

The cost of sales for the first quarters of FY2002 was $64,235 versus $181,634 for the same time period in FY2001. This was a decline of 35.3%. However cost of sales for the first quarter
(FY2002) as a percentage of total revenues were 39% in FY2002 versus 41% for the same time frame in FY2001. This percentage increase is a reflection of the lower total revenues for the first quarter of FY2002, and highlights the fact that some of the costs are fixed over our operating range.

Operating expenses for the first quarter of FY2002 were $201,573 versus $357,807 during the same time frame in FY2001. This was a decrease of 43.6% from FY2001. This decline in operating expenses in the first quarter is largely attributable to a reduction in consulting engineering costs of approximately $90,000. A cost reduction strategy was implemented at WDS at the beginning of FY2002.

The operating income for the first quarter of FY2002 was a loss of $99,684 versus a loss of $98,446 for the same time period in FY2001. The net loss for the first quarter (FY2002) was $99,644 versus $100,895 for the first quarter of FY2001.

Liquidity & Capital Resources
The company's FY2002 second quarter cash position decreased by approximately $72,000 and this is a direct reflection of the decline in total revenues of approximately $275,000 versus the first quarter of FY2001. There was a corresponding decline in total current assets of $227,626. The result of these changes was that total assets were $264,396 in the first quarter of FY2002 versus $506,921 in the first quarter of FY2001. This was a decline in total assets of $279,295.

Total current liabilities for the first quarter of FY2002 were $400,938 versus $157,817 for the first period of FY2001. The primary source of this increase was accounts payable, which increased from $152,740 for the first quarter of FY2001 to $315,526. This was an increase of $162,786. $90,000 of the increase in accounts payable was a result of legal fees attributable to a dispute that a customer brought against WDS and two other wireless companies, who provided components of a wireless system purchased by the customer in 1996. Also contributing to the increase was a $50,000 note from a shareholder, which provided badly needed working capital.

Also in this same time frame total other liabilities for the first quarter of FY2002 were $21,746 versus $289,975 for the first quarter of FY2001. This was a decrease of $268,229. The major cause of this decline was due to a settlement with Patrick
Makovec, an officer of WDS. Prior to 1994 Makovec, elected to leave the major portion of his salary and expenses as a way of infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. Such salary and expenses was to be disbursed as management determined, assuming cash flow was adequate. On
September 31, 2001, Mr. Makovec exchanged $250,402 of debt for
1,001,609 shares of common stock to be issued at $0.25 per share.
This conversion reduced the amount due to Mr. Makovec to $17,519 at September 30, 2001. The officer has waived the accrued interest on balances from October 1, 1999 through June 30, 2001. During the years ended September 30, 2001 and 2000, this officer's base compensation was approximately $60,000 for each year.

Total liabilities for WDS in the first quarter of FY2002 were $422,684 versus $447,796 for the first quarter in FY2001. This was a slight decrease of $25,109.

The total liability & stockholder's equity for the first quarter of FY2002 was $264,396 versus $506,921 for the first quarter of FY2001, which reflect the losses in the year 2001 and the first quarter of fiscal 2002.

Because of the excess current liabilities relative to the current assets (approximately $174,000) and the low cash position there can be no assurances that there will be sufficient cash flow to fund operations and expenses on an on-going basis. However, subsequent to this report the company, did a private placement and sold stock to Alta Mines, which is discussed under Item 5 under the caption "Recent Sales of Unregistered Securities." The sale of stock and the resulting influx of cash ($150,000) allowed the company to complete the audit for 2001 and to prepare and file the quarterly reports of Form 10QSB for 2002. Also it provided working capital to address some of the other obligations. It must be stressed that although there has been an injection of capital there are no assurances that it will be sufficient to fund operations and maintain cash flow in the future.

The amount which has been formerly classified as law suit payable has been reclassified and shown as stock to be issued in the "shareholders equity section" which consists of $42,800 of common stock to be issued to Brian Blankenburg, $105,924 of common stock to be issued to be issued to Robert Chase, $261,402 of common stock to be issued to a Patrick Makovec, and $108,603 of additional common stock were issued to Sanact to settle a breach of warranty claim. This claim arose in 1995 and remained unresolved by the management of that period. The note payable of $50,000 was to John Doubek, a major shareholder who borrowed the loan to the company to ease cash flow problems.

Part II
Item I 		Legal Proceedings
	(none)
Item II		Changes in Securities
On October 31, 2001 Dinet reached a settlement with Sanact, prior to litigation under which they would accept, 182,296 shares of
Wireless Data Solutions common stock in exchange for $75,000 of the $175,000, which was the total amount of the settlement. A settlement on the remaining $100,000 was reached in April of 2002 and is discussed in the 3rd quarter 10Q. On November 7, 2001 John
Doubek was issued 450,000 shares of WDS common stock in payment of legal services which had been performed over a period of time. The value of the services was $18,000.

In both instances the stock was issued in accordance with rule
144.

Item III	Defaults upon senior securities
		(none)

Item IV		Submission of matters to a vote of security holders
		(none)




Item V		Other Information
		(none)

Item VI		Exhibits on Reports on Form 8-K
		(none)


                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


December 6, 2002 WIRELESS DATA SOLUTIONS, INC.

                                 /s/ Patrick Makovec

                                 Patrick Makovec
                                 Chairman of the Board


CERTIFICATION
PURSUANT TO 18 U.S.C SECTION 1350
AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Blankenburg, as Chief Executive Officer of Wireless
Data Solutions, certify, pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1) The accompanying Quarterly Report on Form 10-Q for the period ending December 31, 2001 as filed with the U.S. Securities and Exchange Commission (the
"Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities
Exchange Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 6, 2002
						/s/ Brian Blankenburg
    Brian Blankenburg
                                  Chief Executive Officer

CERTIFICATION
PURSUANT TO 18 U.S.C SECTION 1350
AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I Pat Makovec, as Chief Financial Officer of Wireless Data
Solutions, certify, pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1) The accompanying Quarterly Report on Form 10-Q for the period ending December 31, 2001 as filed with the U.S. Securities and Exchange Commission (the
"Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange
Act of 1934, as amended; and

2)	The information contained in the Report fairly
presents, in all material respects, the financial
condition and results of operations of the Company.

Dated: December 6, 2002
						/s/ Patrick Makovec

                                 Patrick Makovec
                                 Chairman of the Board



























