Form 10QSB
period 2002-03-31
WIRELESS DATA SOLUTIONS INC
filed 2002-12-09
CIK 1043473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d) OF THE
   SECURITIES EXCHNAGE ACT OF 1934. March 31, 2002

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

There were 15,142,434 shares of the Issuer's common stock outstanding as of December 6, 2002.






Table of Contents
Financial Information

Part I

Item I	 Financial Statements

Item II		Management's Discussion and Analysis or plan of Operation.
Part II

Item I		Legal Proceedings

Item II		Changes in Securities

Item III 	Defaults upon Senior Securities

Item IV		Submission of Matters to a vote of security holders

Item V		Other Information

Item VI		Exhibits on Reports on Form 8K








Item 1
WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheet
March 31, 2002



Assets

Current Assets
Cash and cash equivalents			$      35,899
Trade accounts receivable, net of estimated
    allowance for doubtful accounts of $68,000			177,937
Inventory			107,820
Prepaid expenses					7,020

	Total Current Assets				328,676

Property and Equipment
Office fixtures and equipment			59,155
Leasehold improvements					12,894
					72,049
Less:  accumulated depreciation					44,660

	Net Property and Equipment				27,389

Other Assets
Security deposits					5,636

	Total Assets		$  361,701




























Liabilities and Stockholders= Equity (Deficiency)

Current Liabilities:
Note payable - stockholder				$	50,000
Accounts payable and accrued expenses					359,866
Advance from customers					40,142
Other current liabilities					6,247

	Total Current Liabilities				456,253

Other Liabilities:
Due to officers					16,696

	Total Liabilities				472,951

Minority interests in consolidated subsidiaries					20,000

Commitment and contingencies

Stockholders= Equity (Deficiciency)
Preferred stock, $.002 par value; 3,000,000 shares
authorized; no shares issued or outstanding					-
Common stock, $.001 par value; 25,000,000 shares
authorized; 11,599,420 issued					11,599
Common stock to be issued					551,229
Additional paid-in capital					2,118,902
Accumulated deficit					(2,812,980)

	Total Stockholders= Deficiency				(131,250)

	Total Liabilities and Stockholders= Deficiency		$   361,701




















WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Six Months Ended March 31, 2002 and 2001




2002 2001
                                                    (Restated)

Revenue
Net product sales		$  492,864	$	833,668
Repairs and maintenance			20,470		-

	Total Revenue	513,334	833,668

Cost of sales			178,407		330,428

Gross profit		334,927	503,240

Operating expenses			420,074		750,162

Operating loss			(85,147)		(246,922)

Other Income
Interest income			40		-

Net Loss		$	(85,107)	$	(246,922)

Basic and diluted loss per common share		$      (.007)	$        (.023)

Weighted average common shares outstanding		11,419,037	10,942,124


WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders= Equity
For the Six Months Ended March 31, 2002 and 2001
	        Common Stock		  Common
	Number  		Additional		Stock
	of       		Paid-in   	Accumulated	to be
	    Shares    	Amount 	    Capital   	      Deficit     	    Issued   	   Total

Balance, September 30, 2000(Restated)	10,917,124	 10,917	$2,007,834	$   (2,098,948)	$	29,545	$	(50,652)

Stock to be issued for services at
 		$.41	-      	-      	-        	-       		175,000        		175,000

Stock to be issued for services at
	$.38	-     	-      	-        	-        	15,675-      	15,675

Issuance of common stock for services
	at $.375	50,000	50	18,700	-      	(8,745)	10,005

Stock to be issued for services at
	$.55	-     	-    	-      	-      	22,687	22,687

Stock to be issued for services at
	$.11	-     	-   	-    	-    	33,000	33,000

Net loss for the six  months ended
	March 31, 2001		-      		-      		-        	        (246,922)		-      	(246,922)

Balance, March 31, 2001 (Restated)		10,917,124	$ 10,967	$2,026,534	$  (2,199,843)	$   267,162 	$ 	(41,207)



Balance, September 30, 2001		10,967,124	$ 10,967	$2,026,534	$   (2,727,873)	$ 593,729	$ (96,643)

Issuance of common stock for services
at $.04 per share	450,000	450	17,550	-             	-      	18,000

Issuance of common stock for services
at $.41 per share	182,296	182	74,818	-            	(75,000)      	-

Advance on common stock to be issued
	at $.05 per share	-      	-      	-       	-            	32,500      	32,500

Net loss for six months ended
    	March 31, 2002		-      		-      		-        	         (85,107)		-      		  (85,107)

				11,599,420		$11,599		$2,118,902	$  (2,812,980)		$  551,229		$(131,250)



WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2002 and 2001

2002 2001
                      (Restated)
Cash provided by (used in)
Operating activities:
Net loss		$	(85,107)	$	(246,922)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
Depreciation		8,144	6,886
Issuance of common stock for services		18,000	10,005
Common stock to be issued for services		-	71,362
 (Increase) decrease in assets:
Accounts receivable		(43,782)	(169,435)
Inventory		16,721	69,623
Prepaid expenses and other assets		(2,170)	6,837
Increase (decrease) in liabilities:
Accounts payable and accrued expenses		49,177	68,536
Advances from customers			34,314		(15,255)

	Net cash used in operating activities		(4,703)		(198,363)


Cash Flows from Investing Activities:
	Purchase of property and equipment		         -        		(6,534)


Cash Flows from Financing Activities:
Proceeds from issuance of notes receivable			-		50,000
Proceeds from stock to be issued			32,500		-
Repayment to officers			(3,899)		-

Net cash provided by financing activities		28,601	     50,000

	Net Increase (Decrease) in Cash and Cash Equivalents	23,898	(154,897)

Cash and cash equivalents, beginning of period			12,001		262,745

Cash and cash equivalents, end of period		$	35,899	$	107,848



WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Statements
For the Six Months Ended March 31, 2002

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management,  the consolidated  financial  statements  contain  all  adjustments (consisting of only normal  recurring  adjustments)  necessary to present fairly the financial position of Wireless Data Solutions, Inc. (WDS)  and its majority-owned subsidiary, Distributed
Networks, Inc. (Dinet) (collectively, the Company). as of March 31, 2002, the results of operations for the six months ended  March 31, 2002 and 2001 and the cash flows for the six months ended March 31, 2002 and 2001.  However, the operating results and cash flows for the interim  periods may not be  indicative  of the results  expected for a full year.

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

Note 2 - Related Party

The names and relationships of the related parties referred to in these notes are set forth below:

Patrick L. Makovec is Chairman/Treasurer of Dinet and WDS, and 8.3% stockholder in WDS. In addition, the Company owes Mr. Makovec $13,619 for business expense outlays.

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








Note 2 - Related Party Transactions and Relationships (continuation)

Prior the 1994, an officer, Patrick Makovec, elected to leave the major portion of his salary and expenses as a way of infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. Such salary and expenses was to be disbursed as management determined, assuming cash flow is adequate.  All related salaries and tax items have been expensed so that there would be no effect on future earnings.  On
September 30, 2001, Mr. Makovec converted $250,402 of debt to common stock to be issued at $.25 per share  The officer has waived the accrued interest on balances from
October 1, 1999 through March 31, 2002.

On August 2, 2000 the Company entered into an employment agreement with Robert
Chase, who succeeds Mr. Blankenburg as President of Dinet.  (Mr. Blankenburg will
continue to serve as President and CEO of WDS.).   Mr. Chase receives certain stock
incentives and a severance agreement in addition to the normal salary of $85,000 per year and bonuses.  At the end of 2001, Mr. Chase has accumulated 265,000 shares of common stock all of which is restricted and is stock to be issued at September 30, 2001.  This one time benefit to Mr. Chase encouraged him to join the Company.  The severance agreement contains a sliding payment schedule based on longevity.  After three years his severance would  be approximately $85,000.  In addition, $1,313 is due to Mr. Chase at March 31,
2002.


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

     Pat Makovec         - @ $.25 per share

Advance

In the quarter ended March 31, 2002, Alta Mines advanced the Company monies to be repaid in common stock to be issued at $.05 per share







                   1,001,608







      250,402


32,500


$    551,229




Note 4 Restatement of Materials Presented in the quarterly report filed for the quarter ending 3/31/01.
The numbers presented on the 3/31/01 quarterly report were restated to reflect the numbers which were presented in the 9/30/01 audited financial statements. The company's 3/31/01 quarterly report was not reviewed by the auditing firm.

Note 5 Going Concern
The cost reduction program has been very successful and was a major reason for the company's return to profitability.
However, there are a number of other factors, over which management has no control, which will have an impact on the company's future. The general economy and technological changes are two major factors, which will affect the future and ultimately the company's success.

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

Implementation of the technology acquisition strategy in FY2001 and through the first quarter of FY2002 was impeded for several reasons:

? In one instance, the proposed acquisition by the company of very advanced and implemented technology was stymied by questions about applicable patent rights discovered during the course of the company's due diligence. While WDS received two patent attorney opinions that the firm could probably win a patent challenge the firm did not have the financial resources to support the extended challenge.
? In FY 2001 the SEC notified WDS management that the auditing firm that had completed the firms FY2000 audit had not maintained their continuing education requirements and the SEC made a determination that WDS had to re-submit their FY2000 audit. However a marked decrease in revenues during fiscal
2001, continuing in fiscal 2002, had deprived the company of the cash resources needed to pay the new independent auditors fees selected to resubmit the FY2000 audit as well as pay for the FY2001 audit. As a consequence, completion of the company's
Annual Report on Form 10-KSB for the year ended September 30,
2001, and of subsequent quarterly reports, was substantially delayed, thereby, in turn, inhibiting the company's ability to pursue acquisitions involving use of the company's common stock as a medium of payment.
? Sales in FY2001 declined approximately 26% from FY2000 significantly impacting the cash flow essential to implementing the acquisition strategy.
? A customer filed a complaint against Dinet alleging certain problems with equipment purchased in December 1995 (three years prior to the employment of the current presidents of both WDS and Dinet). The complaint included claims against Dinet for breach of express warranty. This action by the customer also included the manufacturers of the two-way radio system the customer had purchased as well as the spectrum network provider. WDS settled its portion of the action out of court for $175,000. The payment terms for the settlement include
$75,000 worth of WDS common stock to be issued at $0.41 per share and $100,000 worth of WDS common stock to be issued at $0.20 per share. A full settlement was reached in April 2002
(the third quarter of FY2002) and the settlement has been accrued as payable in stock. Additionally the legal costs for WDS in defending the company against this complaint exceeded
$100,000.

These business setbacks made it essential for WDS to secure additional capital to re-submit the fiscal year 2000 audit and complete the 2001 audit that would bring its filings current.
Subsequently WDS was able to sell common stock in a private placement and raise $150,000. Management also decided that it was important to reduce the debt on the WDS balance sheet so that WDS would be able to resume acquisition and/or merger discussions with a clean balance sheet. Consequently in the first quarter of FY2002 the WDS management implemented a cost and debt reduction strategy enabling the company to eliminate over $400,000 in debt in exchange for common stock. The stock issued or to be issued will be restricted.
RESULTS OF OPERATIONS (2nd qtr. FY2002)

Total revenues for the first two-quarters of FY2002 were $513,334 versus $833,668 for the first two-quarters of FY2001. This was a decline of $320,334 or 38.4%.

The gross profit for the first two-quarters of this fiscal year were $334,927 compared to $503,240 for the first two-quarters of FY2001. This was a 33.4% decline in gross profits. However the gross profits as a percentage of total revenues in FY2002 increased to 65.2% as compared to 60.4% for the same time period in FY2001. This increase can be directly attributed to lower operating expenses.

The cost of sales for the first two-quarters of FY2002 was $178,407 or 34.6% of revenue versus $330,428 or 39.6% for the same time period in FY2001. Thus cost of sales as a percent of revenue has also improved, as a result of cost cutting.

Operating expenses for the first two-quarters of FY2002 were $420,074 versus $750,162 during the same time frame in FY2001.
This was a decrease of $330,088 or 44.0%. This decline largely a consequence of the cost reduction strategy implemented at the end of FY2001 that included an increased utilization of contract engineers versus full time engineering staffing as well as a reduction in legal expenses of approximately $60,000.

The operating loss for the first two-quarters of FY2002 was a loss of $85,107 versus a loss of $246,922 for the same time period in FY2001. It is significant to note that the operating loss for the first two quarters of both FY2002 versus FY2001 was down approximately $160,000 even though total revenues for the first two quarters of FY2002 declined $320,334. This again reflected the positive impact of the cost reduction strategy implemented at the beginning of FY2002.

Liquidity and Capital Resources

The company's FY2002 second quarter cash position decreased by approximately $72,000 and this is a direct reflection of the decline in total revenues of approximately $320,000 versus the second quarter of FY2001. There was a corresponding decline in total current assets of $232,088. The doubtful accounts portion of trade accounts receivables was increased from $53,000 for the second quarter of FY2001 to $68,000 in the first two quarters of FY2002 based upon review of the receivables at the end of FY2001.
As a result the total assets were $361,700 at the end of the second quarter of FY2002 versus $541,061 in the second quarter of FY2001. This was a decline in total assets of $179,361. However, this was a $97,304 improvement from the company's total asset position at the end of the first quarter of FY2002.

Total current liabilities for the second quarter of FY2002 were $456,253 versus $222,292 for the second period of FY2001. The primary component of this increase was accounts payable that increased from $171,217 for the first quarter of FY2001 to $220,928. This was an increase of $49,711. A significant portion of the increase in accounts payable can be directly attributed to legal and accounting costs. Of the $49,711 attributable to legal & accounting $18,000 was tied to the 2002 audit and subsequently was paid. Additional monies were paid for legal fees resulting from a dispute that a customer filed against DINET and two other wireless companies that provided components of a wireless system purchased by the customer in 1996 (three years prior to the employment of the current presidents of both WDS and DINET). The legal fees were later settled for approximately $10,000.

At the same time total due to officers for the second quarter of FY2002 were $16,697 versus $232,241 for the second quarter of FY2001. This was a decrease of $215,544. The major cause of this decline was due to a settlement with Patrick Makovec, an officer of WDS. Prior to 1994 Makovec, elected to leave the major portion of his salary and expenses as a way of infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. Such salary and expenses was to be disbursed as management determined, assuming cash flow was adequate. On September 31, 2001, Mr.
Makovec exchanged $250,402 of debt for 1,001,609 shares of common stock to be issued at $0.25 per share. This conversion reduced the amount This conversion reduced the amount due to Mr. Makovec to $17,519 at September 30, 2001. The officer has waived the accrued interest on balances from October 1, 1999 through June 30, 2001.
During the years ended September 30, 2001 and 2000, this officer's base compensation was approximately $60,000 for each year.

Total liabilities for WDS in the second quarter of FY2002 were $456,253 versus $562,267 for the second quarter in FY2001. This was a decline in total liabilities of $106,014.

The accumulated stockholders deficit for the second quarter of FY2002 was 2,812,980 versus 2,199,843 for the second quarter of FY2001.

Total liabilities & stockholder's equity for the second quarter of FY2002 was $361,701 versus $541,061 for the second quarter of FY2001. This change was a direct result of the losses in the fiscal year, which totaled approximately $628,000.

Part II
Item I 		Legal Proceedings
		(none)
Item II		Changes in Securities
               (none)

Item III	Defaults upon Senior Securities
		(none)

Item IV		Submission of matters to a vote of security holders
		(none)

Item V		Other Information
		(none)

Item VI		Exhibits on Reports on Form 8-K
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

                                 /s/ Patrick Makovec

                                 Patrick Makovec
                                 Chairman of the Board































CERTIFICATION
PURSUANT TO 18 U.S.C SECTION 1350
AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Blankenburg, as Chief Executive Officer of Wireless
Data Solutions, certify, pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1) The accompanying Quarterly Report on Form 10-Q for the period ending March 31, 2002 as filed with the U.S. Securities and Exchange Commission (the
"Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities
Exchange Act of 1934, as amended; and

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

I Pat Makovec, as Chief Financial Officer of Wireless Data
Solutions, certify, pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1) The accompanying Quarterly Report on Form 10-Q for the period ending March 31, 2001 as filed with the U.S. Securities and Exchange Commission (the
"Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange
Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 6, 2002
						/s/ Patrick Makovec

                                 Patrick Makovec
                                 Chairman of the Board