Form 10QSB
period 2002-06-30
WIRELESS DATA SOLUTIONS INC
filed 2002-12-09
CIK 1043473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10QSB/A

X  QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d) OF THE
   SECURITIES EXCHNAGE ACT OF 1934. June 30, 2002

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








Item 1
WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheet
June 30, 2002



Assets

Current Assets
Cash and cash equivalents			$      83,814
Trade accounts receivable, net of estimated
    allowance for doubtful accounts of $68,000			182,670
Inventory			91,812
Prepaid expenses					7,020

	Total Current Assets				365,316

Property and Equipment
Office fixtures and equipment			59,155
Leasehold improvements					12,894
					72,049
Less:  accumulated depreciation					48,716

	Net Property and Equipment				23,333

Other Assets
Security deposits					5,636

	Total Assets		$  394,285




























Liabilities and Stockholders= Equity (Deficiency)

Current Liabilities:
Note payable - stockholder				$	50,000
Accounts payable and accrued expenses					201,879
Other current liabilities					10,236

	Total Current Liabilities				262,115

Other Liabilities:
Due to officers					14,696

	Total Liabilities				276,811

Minority interests in consolidated subsidiaries					20,000

Commitment and contingencies

Stockholders= Equity (Deficiciency)
Preferred stock, $.002 par value; 3,000,000 shares
authorized; no shares issued or outstanding					-
Common stock, $.001 par value; 25,000,000 shares
authorized; 15,142,434 issued					15,142
Common stock to be issued					410,126
Additional paid-in capital					2,373,962
Accumulated deficit					(2,701,756)

	Total Stockholders= Deficiency				97,474

	Total Liabilities and Stockholders= Deficiency		$   394,285




















WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Nine Months Ended June 30, 2002 and 2001





2002 2001
				                           (Restated)

Revenue
Net product sales		$  814,852	$	1,134,350
Repairs and maintenance			35,060		-

	Total Revenue	849,912	1,134,350

Cost of sales			289,254		442,696

Gross profit		560,658	691,654

Operating expenses			534,581		1,153,907

Operating income (loss)			26,077		(462,253)

Other Income (expense)
	Other expenses		-	(1,969)
Interest income			40		-

			Other income (expense)		40		(1,969)

Net income (loss)		$	26,117	$	(464,222)

Basic and diluted income (loss) per common share		$      .002	$        (.042)

Weighted average common shares outstanding		12,660,170	10,950,457



WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders= Equity
For the Nine Months Ended June 30, 2002
	        Common Stock		  Common
	Number  		Additional		Stock
	of       		Paid-in   	Accumulated	to be
	    Shares    	Amount 	    Capital   	      Deficit     	    Issued   	   Total


Balance, September 30, 2000 (Restated)	10,917,124	 10,917	$2,007,834	$   (2,098,948)	$	29,545	$	(50,652)

Stock to be issued for services at
 		$.41	-      	-      	-        	-       		175,000        		175,000

Stock to be issued for services at
	$.38	-     	-      	-        	-        	15,675-      	15,675

Issuance of common stock for services
	at $.375	50,000	50	18,700	-      	(8,745)	10,005

Stock to be issued for services at
	$.55	-     	-    	-      	-      	22,687	22,687

Stock to be issued for services at
	$.11	-     	-   	-    	-     	33,000	33,000

Stock to be issued for services st
	$.58	-     	-    	-      	 -     	23,916	23,916

Net loss for the nine  months ended
	June 30, 2001 (Restated)		-      		-      		-        	        (464,222)		-      	(464,222)

Balance, June 30, 2001		10,917,124	$ 10,967	$2,026,534	$  (2,563,170)	$   291,078 	$ 	(234,591)


Balance, September 30, 2001		10,967,124	$ 10,967	$2,026,534	$   (2,727,873)	$ 593,729	$ (96,643)

Issuance of common stock for services
at $.04 per share	450,000	450	17,550	-             	-      	18,000

Issuance of common stock for services
at $.41 per share	182,296	182	74,818	-            	(75,000)      	-

Issuance of common stock to be issued
	at $.20 per share	543,014 	543  	108,060  	-            	(108,603)      	-

Issuance of common stock to be issued
	at $.05 per share	3,000,000	3,000	147,000	-         	-    	150,000

Net income for nine months ended
	June 30, 2002		-      		-      		-        	         26,117		-      		  26,117

				15,142,434		$15,142		$2,373,962	$  (2,701,756)		$  410,126		$97,474


WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2002 and 2001

2002 2001
                       (Restated)
Cash provided by (used in)
Operating activities:
Net income (loss)		$	26,117	$	(464,222)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Depreciation		12,201	10,877
Common stock to be issued for services		-  	10,005
Issuance of common stock for services		18,000	95,278
 (Increase) decrease in assets:
Accounts receivable		(48,515)	(184,184)
Inventory		32,729	67,472
Prepaid expenses and other assets		(2,171)	7,512
Increase (decrease) in liabilities:
Accounts payable and accrued expenses		(104,820)	208,300
Advances from customers			(5,828)		(15,255)

	Net cash used in operating activities		(72,287)		(264,217)


Cash Flows from Investing Activities:
	Purchase of property and equipment		         -        		(6,534)

Cash Flows from Financing Activities:
Proceeds from issuance of notes receivable			-		50,000
Proceeds from issuance of common stock			150,000		-
Proceeds from stock to be issued			-		-
Repayment to officers			(5,900)		-

Net cash provided by financing activities		144,100	       50,000

	Net Increase (Decrease) in Cash and Cash Equivalents	71,813	(220,751)

Cash and cash equivalents, beginning of period			12,001		262,745

Cash and cash equivalents, end of period		$	83,814	$	41,994



WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Statements
For the Nine Months Ended June 30, 2002

Note 1 - General

These consolidated financial statements have not been audited. In the opinion of management,  the consolidated  financial  statements  contain  all  adjustments (consisting of only normal  recurring  adjustments)  necessary to present fairly the financial position of Wireless Data Solutions, Inc. (WDS)  and its majority-owned subsidiary, Distributed
Networks, Inc. (Dinet) (collectively, the Company). as of June 30, 2002, the results of operations for the nine months ended  June 30, 2002 and 2001 and the cash flows for the nine months ended June 30, 2002 and 2001.  However, the operating results and cash flows for the interim  periods may not be  indicative  of the results  expected for a full year.

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

Note 2 - Related Party

The names and relationships of the related parties referred to in these notes are set forth below:

Patrick L. Makovec is Chairman/Treasurer of Dinet and WDS, and 8.3% stockholder in WDS. In addition, the Company owes Mr. Makovec $11,619 for business expense outlays.

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








Note 2 - Related Party Transactions and Relationships (continuation)

Prior the 1994, an officer, Patrick Makovec, elected to leave the major portion of his salary and expenses as a way of infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. Such salary and expenses was to be disbursed as management determined, assuming cash flow is adequate.  All related salaries and tax items have been expensed so that there would be no effect on future earnings.  On
September 30, 2001, Mr. Makovec converted $250,402 of debt to common stock to be issued at $.25 per share  The officer has waived the accrued interest on balances from
October 1, 1999 through June 30, 2002.

On August 2, 2000 the Company entered into an employment agreement with Robert
Chase, who succeeds Mr. Blankenburg as President of Dinet.  (Mr. Blankenburg will
continue to serve as President and CEO of WDS.).   Mr. Chase receives certain stock
incentives and a severance package in addition to the normal salary of $85,000 per year and bonuses.  At the end of 2001, Mr. Chase has accumulated 265,000 shares of common stock all of which is restricted and is stock to be issued at September 30, 2001.  This one time benefit to Mr. Chase encouraged him to join the Company.  The severance package contains a sliding payment schedule based on longevity.  After three years his severance would  be approximately $85,000.  In addition, $1,313 is due to Mr. Chase at June 30,
2002.


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









15,675
22,687
23,925
43,637




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

     Pat Makovec         - @ $.25 per share









                   1,001,608







      250,402




$    410,126

Note 4 Restatement of Materials Presented in the quarterly report filed for the quarter ending 3/31/01.
The numbers presented on the 6/30/01 quarterly report were restated to reflect the numbers which were presented in the 9/30/01 audit. The company's 6/30/01 quarterly report was not reviewed by the auditing firm.

Note 5 Going Concern
The cost reduction program has been very successful and was a major reason for the company's return to profit ability.
However, there are a number of other factors, over which management has no control, which will have an impact on the company's future. The general economy and technological changes are two major factors, which will affect the future and ultimately the company's success.











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

Implementation of the technology acquisition strategy in FY2001 and through the first quarter of FY2002 was impeded for several reasons:

? In one instance, the proposed acquisition by the company of very advanced and implemented technology was stymied by questions about applicable patent rights discovered during the course of the company's due diligence. While WDS received two patent attorney opinions that the firm could probably win a patent challenge the firm did not have the financial resources to support the extended challenge.
? In FY 2001 the SEC notified WDS management that the auditing firm that had completed the firms FY2000 audit had not maintained their continuing education requirements and the SEC made a determination that WDS had to re-submit their FY2000 audit. However a marked decrease in revenues during fiscal
2001, continuing in fiscal 2002, had deprived the company of the cash resources needed to pay a new auditing firm to resubmit the FY2000 audit as well as pay for the FY2001 audit.
As a consequence, completion of the company's Annual Report on Form 10-KSB for the year ended September 30, 2001, and of subsequent quarterly reports, was substantially delayed, thereby, in turn, inhibiting the company's ability to pursue acquisitions involving use of the company's common stock as a medium of payment.
? Sales in FY2001 declined approximately 28% from FY2000 significantly impacting the cash flow essential to implementing the acquisition strategy.
? A customer filed a complaint against Dinet alleging certain problems with equipment purchased in December 1995 (three years prior to the employment of the current presidents of both WDS and Dinet). The complaint included claims against Dinet for breach of express warranty. This action by the customer also included the manufacturers of the two-way radio system the customer had purchased as well as the spectrum network provider. WDS settled its portion of the action out of court for $175,000. The payment terms for the settlement include $75,000 worth of WDS common stock to be issued at $0.41 per share and $100,000 worth of WDS common stock to be issued at $0.20 per share. The final settlement was reached in April 2002 (the third quarter of FY2002) and the stock issued in accordance with the terms of the agreement. Additionally the legal costs for WDS in defending the company against this complaint exceeded $100,000.

These business setbacks made it essential for WDS to secure additional capital to re-submit the fiscal year 2000 audit and complete the 2001 audit that would bring its filings current.
Subsequently WDS was able to sell common stock in a private placement and raise $150,000. Management also decided that it was important to reduce the debt on the WDS balance sheet so that WDS would be able to resume acquisition and/or merger discussions with a clean balance sheet. Consequently in the first quarter of FY2002 the WDS management implemented a cost and debt reduction strategy enabling the company to eliminate over $400,000 in debt in exchange for common stock. The stock issued or to be issued will be restricted.
RESULTS OF OPERATIONS (3rd qtr. FY2002)

Total revenue for the first three-quarters of FY2002 was $849,912 versus $1,134,350 for the first three-quarters of FY2001. This was a decline of $284,438 or 25.1%.

The gross profit for the first three-quarters of this fiscal year were $560,658 compared to $691,654 for the first three-quarters of FY2001. This was a 18.9% decline in gross profits. However the gross profits as a percentage of total revenues in FY2002 showed a small increase moving to 66% as compared to 61% for the same time period in FY2001. This increase can be directly attributed to lower operating expenses.

The cost of sales for the first three-quarters of FY2002 was $289,254 versus $442,696 for the same time period in FY2001. As a percent of sales the results were quite consistent from year to year.

Operating expenses for the first three-quarters of FY2002 were $534,581 versus $1,153,907 during the same time frame in FY2001.
This was a decrease of $619,326 or 53.7%. This decline was a consequence of the cost reduction strategy implemented at the beginning of FY2002.

The operating income for the first three-quarters of FY2002 was a $26,117 versus a loss of $464,222 for the first three-quarters of FY2001. The basic and diluted earnings per share was $0.002 for the first three quarters of FY2002 versus a loss per share of $0.042 during the same time frame in FY2001.

Liquidity and Capital Resources

The company's FY2002 third quarter cash position increased to $83,814 versus $41,994 for FY2001. This was due to the private placement, which is discussed under changing in securities Part II
Item II, and the fact that the company was able to show a small profit. Trade accounts receivable declined to $182,670 during the same time frame versus $281,671 for the first three-quarters of FY2001. This change was reflected in total current assets for FY2002 of $365,316 versus $441,133 for the first three-quarters of FY2001. Part of this increase was also a reflection in the change in the allowance for doubtful accounts as it was increased from $53,000 for the quarters of FY2001 to $68,000 in the first three quarters of FY2002. This change was based upon a review of the receivables at the end of FY2001. The result was that total assets were $394,285 in the third quarter of FY2002 versus $487,441 in the third quarter of FY2001. This was a decline in total assets of $103,156. However, this was a $32,584 improvement from the company's total asset position at the end to the second quarter of FY2002.

Total current liabilities for the third quarter of FY2002 were $262,115 versus $404,381 for the third period of FY2001. Accounts payables that declined approximately $105,000 were the primary reason for this decline.

Total due to officers for the third quarter of FY2002 were $14,696 versus $291,078 for the third quarter of FY2001. This was a decrease of $276,382. The major cause of this decline was due to a settlement with Patrick Makovec, an officer of WDS. Prior to 1994
Mr. Makovec, elected to leave the major portion of his salary and expenses as a way in infusing additional cash in WDS thereby enabling WDS to continue its growth pattern. Such salary and expenses was to be disbursed as management determined, assuming cash flow was adequate. On September 31, 2001, Mr. Makovec exchanged $250,402 of debt for 1,001,609 shares of common stock to be issued at $0.25 per share. This conversion reduced the amount due to Mr. Makovec to $17,519 at September 30, 2001. The officer has waived the accrued interest on balances from October 1, 1999 through June 30, 2001. During the years ended September 30, 2001 and 2000, this officer's base compensation was approximately
$60,000 for each year.

Total liabilities for WDS in the third quarter of FY2002 were $276,811 versus $702,031 for the third quarter in FY2001. This was a decline in total liabilities of $425,220. The accumulated stockholders deficit for the third quarter of FY2002 was 2,701,756 versus 2,5,63,170 for the first quarter of FY2001.

Part II
Item I 		Legal Proceedings
		(none)
Item II		Changes in Securities

In April of 2002 a private placement of WDS common stock was done with Alta Mines, which is owned by a major shareholder, John
Doubek and two of his partners. The placement was for 3,000,000 shares which netted $150,000 which was used to finish the year end audits for 2000 & 2001 and the interim reports (10Qs) for 2002.
Also proceeds were used to handle legal issues associated with due diligence with potential candidates for various business combinations sought by WDS and other working capital items.

Also in April Wireless Data Solutions was able to engineer a settlement with Sanact for the balance of the legal settlement.
Sanact was owed $175,000 plus interest as a result of the lawsuit, which was described in the WDS 10K. In October of 2001 WDS issued
Sanact 182,296 shares of common stock in exchange for forgiveness of 75,000 of the settlement. On April 16 Sanact was owed $100,000 plus interest of $8,602, the remainder of the legal settlement.
Sanact accepted 543,014 of WDS common stock in exchange for $108,602.74 obligation owed to it by Dinet. In both instances the stock was issued in accordance with rule 144.

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

                                 /s/ Patrick Makovec

                                 Patrick Makovec
                                 Chairman of the Board








































  CERTIFICATION
PURSUANT TO 18 U.S.C SECTION 1350
AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Blankenburg, as Chief Executive Officer of Wireless
Data Solutions, certify, pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1) The accompanying Quarterly Report on Form 10-Q for the period ending June 30, 2002 as filed with the U.S. Securities and Exchange Commission (the
"Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities
Exchange Act of 1934, as amended; and

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

Dated: December 6, 2002
						/s/  Brian Blankenburg
 Brian Blankenburg
 Chief Executive Officer

CERTIFICATION
PURSUANT TO 18 U.S.C SECTION 1350
AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I Pat Makovec, as Chief Financial Officer of Wireless Data
Solutions, certify, pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1) The accompanying Quarterly Report on Form 10-Q for the period ending June 30, 2002 as filed with the U.S. Securities and Exchange Commission (the
"Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange
Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 6, 2002
						/s/ Patrick Makovec

                                 Patrick Makovec
                                 Chairman of the Board
