Form 10QSB
period 2002-12-31
WIRELESS DATA SOLUTIONS INC
filed 2003-04-11
CIK 1043473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10QSB
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRUITEIS EXCHANGE ACT OF 1934. December 31,2002
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transaction Period from ____ to _____

Commission File number 333-47395

WIRELESS DATA SOLUTIONS, INC.
          (Name of small business issuer as specified in its charter)


        Utah                            93-0734888
(State of Incorporation)         (I.R.S. Employer Identification No.)

                          2233 Roosevelt Road
                                Suite #5
                          St. Cloud, MN 56301
                  (Address of principal executive offices)
                           (320)-203-7477
                       (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No__X__


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as the practicable date:

There were 15,142,434 shares of the Issuer's common stock outstanding as of December 31,2002.













Table of Contents


Part I


Item I Financial Statements


Item II Management's Discussion and Analysis or plan of Operation.


Part II


Item I  Legal Proceedings


Item II Changes in Securities


Item III Defaults upon Senior Sercurities


Item IV  Submission of Matters to a vote of security holders


Item V  Other Information


Item VI  Exhibits on Reports on Form 8K


Item VII  Subsequent Events





























WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Financial Statements
For the Quarter Ended December 31,2002
( Not Reviewed)










































Part I

Item I
WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheet
December 31, 2002


Assets

Current Assets                             12/31/02         12/31/01
                                         (Not Reveiwed)      (Reviewed)

      Cash and Cash Equivalents           $54,147           $7,672
      Trade Accounts receivable, net off
      Estimated Allowance for doubtful
      Accounts of $64,688			 87,022            94,037
      Inventory                            81,703            116,916
      Prepaid Expenses                       -                8,691__

                Total Current Assets      $222,872           $227,316

Property and Equipment
      Office Fixtures and Equipment         59,155            59,155
      Leasehold Improvements                12,894            12,894
                                            72,049            72,049

      Less:  Accumulated Depreciation       56,857            40,604

                Net Property and Equipment  15,192            31,445

Other Assets

      Security Deposits                     5,635              5,636


                Total Assets                $243,699           $275,118



Liabilities and Stockholder's Equity (Deficiency)

Current Liabilities:
   Note Payable to Stockholder              $50,000         $50,000
   Accounts Payable and Accrued Expenses    173,220        315,526
   Advance from Customers                       -           26,870
   Other Current Liabilities                11,564          8,542

                 Total Current Liabilities  234,784       400,938

Other Liabilities:
Due to officers                  21,486        21,746

                 Total Liabilities          256,270             422,684

Minority Interests in consolidated subsidiaries 20,000            20,000



Commitment and Contingencies

Stockholders Equity

    Preferred Stock, $.002 par value;3,000,000 shares
    Authorized; no shares issued or outstanding      --         --
    Common Stock, $.001 par value; 25,000,000 shares
    Authorized; 15,142,434 issued                   15,142      11,599
    Common Stock to be issued                       410,126     518,729
    Additional Paid in Capital                     2,373,962   2,118,902
    Accumulated Deficit                           (2,831,801)  (2,827,517)
          Total Stockholder's Deficiency                 (32,571)    (178,287)

    Total Liabilities and Stockholder Deficiency    $243,699     $264,397



WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Quarter Ended December 31, 2002
                                   12/31/2002     12/31/2001
                                           (Not Reviewed)     (Reviewed)
Revenue

   Net Product Sales                        $224,494         $155,779
   Repairs and Maintenance                    12,124           10,435
   Engineering Services                       2,650              -____
                        Total Revenue        $239,268         $166,214

Cost of Sales                                $72,101           $64,325

Gross Profit                                  167,167          101,889

Operating Expenses                            150,317          201,573
Operating Income (loss)                       16,850           (99,684)

Other Income(Expense):
      Interest Expense                         1,306             -
      Interest Income                             -              40____
Total Other Income (Expense)                   1,306             40
Provision For Income Tax                         0                0____


Net Gain or Loss                             $ 15,544         $(99,644)

Basic and diluted earnings(loss)
                per common share                $.001          $(.009)

Weighted Average Common Shares Outstanding    15,142,434     10,917,124






WIRELESS DATA SOLUTIONS, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months Ended December 31, 2002 and 2001

2002          2001
                                                  (Not Reviewed)   (Reviewed)
Cash Provided by (used in)

Operating Activities:
Net Income(loss)                                 15,544    (99,644)
 Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities:
    Depreciation                                     4,050          4,089
    Issuance of common stock for services         -         18,000
(Increase)Decrease in Assets:
    Accounts Receivable                              9,091         40,118
    Inventory                                       (2,086)         7,625
    Prepaid expenses and other assets                  -           (3,843)
Increase (decrease) in liabilities:
    Accounts Payable and Accrued Expenses          (50,620)         7,134
    Due to Officers                                    150            -
    Advances from Customers                           -             21,042
    Other Current liabilities                         2,897            -__
    Net Cash provided by (used in)
     operating activities:                          (20,974)       (5,479)


Cash Flows from Financing Activities:
    Advance to Officers                                0            1,150

        Net Cash provided by financing activities      0            1,150

    Net increase (decrease) in
             Cash and Cash Equivalents        (20,974)      (4,329)

Cash and Cash equivalents, beginning of period       75,121        12,001

    Cash and Cash equivalents, end of period        $54,147        $7,672



















WIRELESS DATA SOLUTIONS
         Consolidated Statement of Changes in Stockholders Equity
                       For the Quarter Ended December 31,2002


                              Common Stock

                      Number               Additional
                        Of                 Paid-In	     Accumulated
                      Shares      Amount   Capital         Deficit


Balance Sept 30,2001  10,967,124    10,967     2,026,534   (2,727,873)
(Audited)

Issuance of common stock
  For services at
  $.04 per share        450,000      450      17,550            -
Issuance of common stock
  For debt reduction
  At $.41 per share   182,296         182      74,818           -
Issuance for common stock
  For debt reduction
  At $.20 per share    543,014         543      108,060          -
Issuance of common stock
  For working capital
  At $.05 per share    3,000,000       3,000     147,000         -
Net Loss                    -             -         -         (119,472)

Balance Sept. 30,2002   15,142,434     $15,142   $2,373,962 ($2,847,345)
  (Unaudited)
Net Profit                                                    15,545
Balance 12/31/03
   (Unaudited)         15,142,434     $15,142   $2,373,962  ($2,831,800)


























WIRELESS DATA SOLUTIONS
         Consolidated Statement of Changes in Stockholders Equity
                       For the Quarter Ended December 31,2002





			         Common Stock          Total
                           To be Issued

Balance Sept 30,2001      593,729              (96,643)
(Audited)
Issuance of common stock
  For services at
    $.04 per share          -                      18,000
Issuance of common stock
  For debt reduction
  At $.41 per share       (75,000)                 -
Issuance for common stock
  For debt reduction
  At $.20 per share        (108,603)               -

Issuance of common stock
  For working capital
  At $.05 per share           -                150,000
Net loss for fiscal year end   -               (119,472)
Balance Sept 30, 2002
  (Unaudited)
                            $410,126          $48,115


Net Profit                                        15,545
Balance 12/31/03
  (Unaudited)                  $410,126         ($32,570)

















Item II Management's Discussion and Analysis of Financial Conditions and Results of Operations
 This discussion may include certain "forward looking" statements that reflect our current views with respect to future events and financial performance. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events; particularly those risks identified and set forth below, and should not unduly rely on these forward looking statements. We undertake no duty to update the information in this discussion if any forward looking statement later turns out to be inaccurate.

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

        The result of this business review was a strategic business decision to acquire advanced hardware technologies that would enhance our competitive position in the concrete construction market as well as other vertical markets rather than to develop them internally. The rationale for this decision was based upon the projected high R&D costs and the long-time frame associated with internal development. Additionally the review determined that there were a broad variety of advanced wireless hardware and software products with significant market potential that had been designed in small private companies that were under exploited due to a lack of unavailable capital to market and manufacture the new technology.

   WDS management believed that an "acquisition strategy" would enable the company to continue to be a leading provider of wireless fleet tracking technology to the Ready Mixed market, and, at the same time, enable WDS to exploit other new vertical market opportunities due to the significant wireless growth opportunities in vehicle fleet management.


   Implementation of the technology acquisition strategy has been impeded for several reasons:

? In one instance, the proposed acquisition by the company of very advanced and implemented technology was stymied by questions about applicable patent rights discovered during the course of the company's due diligence. While WDS received two patent attorney opinions that the firm could probably win a patent challenge the firm did not have the financial resources to support the extended challenge.
? The FY 2001 the SEC notified WDS management that the auditing firm that had completed the firms FY2000 audit had not maintained their continuing education requirements and the SEC made
  determination that WDS had to re-submit their FY2000 audit.  However a marked decrease in revenues during fiscal 2001, continuing in fiscal 2002, had deprived the company of the cash resources needed to pay the new independent auditors fees selected to resubmit the FY2000 audit as well as pay for the FY2001 audit. As a consequence, completion of the company's Annual Report on Form 10-KSB for the year ended September 30, 2001, and of subsequent quarterly reports, was substantially delayed, thereby, in turn, inhibiting the company's ability to pursue acquisitions involving use of the company's common stock as a medium of payment.
?   Sales declined in 2001 and again in 2002.  Significantly impacting the cash flow essential to implementing the acquisition strategy.
?   A customer filed a complaint against Dinet alleging certain problems with equipment purchased in December 1995 (three years prior to the employment of the current presidents of both WDS and Dinet).
  The complaint included claims against Dinet for breach of express warranty. This action by the customer also included the manufactures of the two-way radio system the customer had purchased as well as the spectrum network provider. WDS settled its portion of the action out of court for $175,000. The payment terms for the settlement include $75,000 worth of WDS Common Stock to be issued at $0.41 per share and $100,000 worth of WDS common stock to be issued at $0.20 per share.
  The settlement was reached in July 2001 (the fourth quarter of FY2002) and the stock has issued. Additionally the legal costs for WDS in defending the company against this complaint exceeded
  $100,000.

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

  RESULTS OF OPERATIONS (1ST qtr. FY2003)

  Total revenues for the First Quarter of Fiscal 2003 were $239,268, increased 44% compared to the 1st Quarter of 2002 when sales totaled $166,214. While this increase can not necessarily be attributed to any trend, however it is in line with our long term averages.

        The operating income for the first fiscal quarter of 2003 was a profit of $15,544 a loss of $99,644 in the first quarter of 2002. Basically there were two reasons for the return to profitability. Revenue went up in 2003 significantly compared to same period in 2002, as discussed in the previous paragraph. Also the expenses were reduced by approximately 25% compared to the same period in the prior year.

  LIQUIDITY AND CAPITAL RESOURCES

  The company's 1st Qtr cash position increased by approximately $47,000, $54,147 vs. $7,672, compared to the same period of the prior year. The cash increase was primarily due to the $150,000, which was realized from the private placement done in the 3rd Qtr of 2002. Also the company's return to profitability was a significant contributing factor.
  Current liabilities at 12/31/01 were $400,938 compared to 234,738 at 12/31/02. Accrued taxes and legal cost were the two major factors accounting for the change. The taxes we subsequently paid and compromise settlement was made for the legal fees. The agreed to settle all their fees for $10,000. Those two factors also accounted for the change in total liabilities also.

Part II

Item I  LEGAL PROCEEDINGS
      (none)



Item II CHANGES IN SECURITIES

  On October 31,2001, 1st Qtr of Fiscal 2002, Dinet reached a settlement with Sanact, prior to litigation under which they would accept, 182,296 shares of Wireless Data Solutions common stock in exchange for $75,000 of the $175,000, which was the total amount of the settlement. A settlement on the remaining $100,000 was reached in April of 2002 and is discussed in the 3rd quarter 10Q. On November 7,2001 John Doubek was issued 450,000 shares of WDS common stock in payment of legal services which had been performed over a period of time. The value of the services was $62,700.

  In both instances the stock was issued in accordance with rule 144.

Item III DEFAULTS UPON SENIOR SERCURITIES
        (none)



Item IV  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           (none)


Item V   OTHER INFORMATION
           (none)





Item VI  EXHIBITS ON REPORTS ON FORM 8-K

    For budgetary reasons the company was unable to provide audited financials at 9/30/02. Consequently the company filed an 8K at 3/13/03 to provide investors with unaudited financial information.
          On 3/09/03 the company excepted Brian Blankenburg's resignation as a means of further cutting costs. Mr. Blankenburg continues to work on a consulting basis as needed. Mr. Blankenburg's resignation was discussed in Form 8K filed 3/11/03.

Item VII  SUBSEQUENT EVENTS

          On 3/09/03 Brian Blankenburg resigned, however he will continue to provide his services as needed on a consulting basis. His resignation is discussed in an 8K filed on 3/11/03.

     SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.


           April 9th, 2002 WIRELESS DATA SOLUTIONS, INC.
                                            /s/ Patrick Makovec


                                                Patrick Makovec
                                                Chairman of the Board