Form 10QSB
period 2003-03-31
WIRELESS DATA SOLUTIONS INC
filed 2003-05-13
CIK 1043473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10QSB
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRUITIES EXCHANGE ACT OF 1934. MARCH 31,2003
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

There were 15,142,434 shares of the Issuer's common stock outstanding as of March 31,2003.













Table of Contents


Part I


Item I Financial Statements


Item II Management's Discussion and Analysis or plan of Operation.


Part II


Item I  Legal Proceedings


Item II Changes in Securities


Item III Defaults upon Senior Sercurities


Item IV  Submission of Matters to a vote of security holders


Item V  Other Information


Item VI  Exhibits on Reports on Form 8K


Item VII  Subsequent Events





































WIRELESS DATA SOLUTIONS, INC.  AND SUBSIDIARY
Consolidated Financial Statements
For the six months periods ended
March 31, 2002 and March 31, 2003

































Part I


Item I

WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheet
March 31, 2003


Assets

                                                          2003            2002
Current Assets
                                                      (Not Reviewed) (Reviewed)
     Cash and Cash Equivalents         $59,329     $35,899
      Trade Accounts receivable, net of estimated
           Allowance for doubtful accounts of $64,688 105,366  177,937
      Inventory                                    98,723       107,820
      Prepaid Expenses                        -                 7,020

                 Total Current Assets  263,418            328,676

Property and Equipment
     Office Fixtures and equipment 59,155             59,155
     Leasehold Improvements        12,894             12,894
                                                   72,049             72,049
Less:
Accumulated Depreciation       60,906             44,660
Net Property and Equipment 11,143              27,389

Other Assets
     Security Deposits                5,636                5,636
                                 Total $ 280,197        $361,701



























Liabilities and Stockholder's Equity (Deficiency)
                                                 2003                    2002
Current Liabilities
                                         (Not Reviewed)              (Reviewed)
      Note Payable-stockholder $50,000                $50,000
      Accounts Payable and Accrued Expenses
                                             180,302                359,866
      Advance from customers  18,415                   40,142
      Other Current Liabilities   12,550                   6,247
 Total Current Liabilities      261,267                 456,253

Other Liablilities
      Due to Officers              32,206                    16,696
 Total Liabilities                293,473                  472,951

Minority Interest in consolidated subsidiaries
                                            20,000                   20,000

Commitment and contingencies

Stockholder's Equity (Deficiciency)
     Preferred Stock, $.002 par value; 3,000,000 shares
   Authorized; no shares issued or outstanding     -               -
     Common Stock, $.001 par value; 25,000,000 shares
            Authorized; 15,142,434 issued     15,142           11,599
     Common Stock to be issued                 410,126           551,229
     Additional Paid in Capital                 2,373,963         2,118,902
     Accumulated Deficit                       (2,832,507)          (2,812,980)
    Total Stockholder's Deficienc(13,276)                      (131,250)
Total Liabilities and Stockholder's Deficiency$ 280,197        $361,701























WIRELESS DATA SOLUTIONS , INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Six Months Ended March 31, 2003 and 2002


                                                        2003            2002

Revenue                                         (Not Reviewed)   (Reviewed)
     Net Product Sales                    $467,784        $492,864
     Repairs and Maintenance         18,514             20,470
      Engineering Services              14,250                       -

                      Total Revenue        500,548         513,334

Cost of Sales                               171,669         178,407

Gross Profit                                 328,879        334,927

Operating Expenses                  311,421         420,074

Operating gain (loss) before
interest expense and other income17, 458           (85,147)

Other Income                                      -                         40

Interest Expense                           2, 620                        -

Net Gain (loss)                           $14,838         $(85,107)

Basic and diluted loss
per common share                     $.001              $(.007)

Weighted Average Common
Shares Outstanding                  15,142,434    11,419,037
























WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2003 and 2002


                                                           2003       2002
                                                      (Not Reviewed)  (Reviewed)
Cash Provided by (used in)
     Operating Activities:
      Net Income (loss)                   $ 14,838          $ (85,107)
     Adjustments to reconcile net loss to net cash
       (used in) operating activities:
          Depreciation                         8,100                 8,144
          Issuance of  common stock for services        18,000
          Common Stock to be issued for services
      (Increase) Decrease in Assets:
          Accounts Receivable             (9,253)             (43,782)
          Inventory                             (19,106)             16,721
          Prepaid Expenses and Other Assets   -                      (2,170)
      Increase (decrease) in Liabilities:
           Accounts payable and Accrued Expenses
                                                   (28,025)           49,177
           Advances to Customers        18,415             34,314
           Due to Officers                  (4,643)                         -
           Other Liabilities               3,882                        -

       Net Cash used in Operating Activities:
                                                     (15,792)       (4,703)


Cash Flow from Investing Activities:
        Purchase of Property and Equipment     -                   -

Cash Flows from Financing Activities:
        Proceeds form issuance of notes Receiveable  -      -
        Proceeds from stock to be issued     -               32,500
        Repayment to officers                        -             (3,899)
Net Cash provided by financing activities       -       28,601

Net Increase (Decrease) in Cash and Cash Equivalents  (15,792) 23,898

 Cash and cash equivalents, beginning of period 75, 121   12,001

Cash and cash equivalents, end of period          $59,329  $35,899











WIRELESS DATA SOLUTIONS
         Consolidated Statement of Changes in Stockholders Equity
                       For the Six Months ended March 31,2003 and 2002


                              Common Stock

                      Number               Additional
                        Of                 Paid-In	     Accumulated
                      Shares      Amount   Capital         Deficit


Balance Sept 30,2001  10,967,124    10,967     2,026,534   (2,727,873)
(Audited)

Issuance of common stock
  For services at
  $.04 per share        450,000      450      17,550            -
Issuance of common stock
  For debt reduction
  At $.41 per share     182,296         182      74,818           -
Advance on common stock
To be issued at$.05 per share-         -           -             -
Net Loss for Six Months ended
March 31,2002              -           -           -          (85,107)
Balance, March 31,2002  11,599,420    11,599     2,118,902   (2812,980)

Issuance for common stock
  For debt reduction
  At $.20 per share    543,014         543      108,060          -
Issuance of common stock
  For working capital
  At $.05 per share    3,000,000       3,000     147,000         -
Net Loss                    -             -         -         (119,472)

Balance Sept. 30,2002   15,142,434     $15,142   $2,373,962($2,847,345)
  (Unaudited)
Net Profit                                                    14,838
Balance 03/31/03
   (Unaudited)         15,142,434     $15,142   $2,373,962 ($2,832,507)





















WIRELESS DATA SOLUTIONS
Consolidated Statement of Changes in Stockholders Equity
For the Six Months ended March 31, 2003 and 2002


			         Common Stock          Total
                           To be Issued

Balance Sept 30,2001      593,729              (96,643)
(Audited)
Issuance common stock
  For services at
    $.04 per share             -                   18,000
Issuance of common stock
  For debt reduction
  At $.41 per share       (75,000)                 -
Advance on common stock to
Be issued at $.05 per share  32,500              32,500
Net Loss for Six Months
Ended March 31,2002           -                 (85,107)
Balance March, 31,2002    $551,229              $(131,250)

Issuance for common stock
  For debt reduction
  At $.20 per share        (108,603)               -
Issuance of common stock
  For working capital
  At $.05 per share           -                117,500
Balance Sept 30, 2002
  (Unaudited)
                            $410,126     $(48,115)


Net Profit                                14,838
Balance March 31,2003
  (Unaudited)              $410,126    ($33,287)






















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


 Implementation of the technology acquisition strategy has been impeded for several reasons:
        *In one instance, the proposed acquisition by the company of very advanced and implemented technology was stymied by questions about applicable patent rights discovered during the course of the company's due diligence. While WDS received two patent attorney opinions that the firm could probably win a patent challenge the firm did not have the financial resources to support the extended challenge.
        *The FY 2001 the SEC notified WDS management that the auditing firm that had completed the firms FY2000 audit had not maintained their continuing education requirements and the SEC made determination that WDS had to re-submit their FY2000 audit. However a marked decrease in revenues during fiscal 2001, continuing in fiscal 2002, had deprived the company of the cash resources needed to pay the new independent auditors fees selected to resubmit the FY2000 audit as well as pay for the FY2001 audit. As a consequence, completion of the company's Annual Report on Form 10-KSB for the year ended September 30, 2001, and of subsequent quarterly reports, was substantially delayed, thereby, in turn, inhibiting the company's ability to pursue acquisitions involving use of the company's common stock as a medium of payment.Sales declined in 2001 and again in 2002.
  Also significantly impacting the cash flow essential to implementing the acquisition strategy.
  In Fiscal 2000, a customer filed a complaint against Dinet alleging certainproblems with equipment purchased in December 1995 (three years prior to the employment of the current presidents of both WDS and Dinet).The complaint included claims against Dinet for breach of express warranty. This action by the customer also included the manufactures of the two-way radio system the customer had purchase as well as the spectrum network provider. WDS settled its portion of the action out of court for $175,000. The payment terms for the settlement include $75,000 worth of WDS Common Stock to be issued at $0.41 per share and $100,000 worth of WDS common stock to be issued at$0.20 per share. The settlement was reached in July 2001 (the fourth quarter of FY2002) and the stock has issued. Additionally the legal costs for WDS in defending the company against this complaint exceeded $100,000.

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

  RESULTS OF OPERATIONS (1ST qtr. FY2003)

  Total revenues for the First Half of Fiscal 2003 were $500,548, compared to the 1st Half of 2002 when sales totaled
  $513,334.
  The resulting operating income for the first half of 2003 was a profit of $14,838 versus a loss of ($85,107) in the first half of 2002.Basically the primary reason for the return to profitability was that The expenses were reduced by approximately 26% compared to the same period in the prior year.

     LIQUIDITY AND CAPITAL RESOURCES

  The company's 1st Qtr cash position increased by approximately $24,000, $59,329 vs. $35,899, compared to the same period of the prior year. The cash increase was primarily due to the $150,000, which was realized from the private placement done in the 3rd Qtr of
2002. Also the company's return to profitability enabled it to preserve capital.
  Current liabilities at 03/31/03 were $261,267 compared to 456,253 at 03/31/02. Accrued taxes and legal cost were the two major factors accounting for the change. The taxes we subsequently paid and compromise settlement was made for the legal fees. The agreed to settle all their fees for $10,000. Those two factors also accounted for the change in total liabilities also.
Part II

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


           May 13th, 2003 WIRELESS DATA SOLUTIONS, INC.
                                            /s/ Patrick Makovec


                                                Patrick Makovec
                                                Chairman of the Board




12