Form 10QSB
period 2003-06-30
WIRELESS DATA SOLUTIONS INC
filed 2003-08-19
CIK 1043473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10QSB
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRUITEIS EXCHANGE ACT OF 1934. June 30,2003
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

There were 15,142,434 shares of the Issuer's common stock outstanding as of June 30,2003.










Table of Contents


Part I


Item I Financial Statements


Item II Management's Discussion and Analysis or plan of Operation.


Part II


Item I  Legal Proceedings


Item II Changes in Securities


Item III Defaults upon Senior Sercurities


Item IV  Submission of Matters to a vote of security holders


Item V  Other Information


Item VI  Exhibits on Reports on Form 8K


Item VII  Subsequent Events





























WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Financial Statements
For the nine months periods ended
June 30, 2002 and June 30, 2003












































Item 1


WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheet
June 30,2003



Assets
                                                    06/30/03   06/30/02
                                                  (Not Reviewed)  (Reviewed)
Current Assets
  Cash and Cash Equivalents                          $47,760   $83,814
  Trade accounts receivable, net of estimated
    Allowance for doubtful accounts of $64,688        60,400   182,670
  Inventory                                           90,804   91,812
  Prepaid Expenses                                         -    7,020
                         Total Current Assets         198,964  365,316




Property and Equipment
  Office fixtures and equipment                       59,155   59,155
  Leasehold improvements                              12,894   12,894
                                                      72,049   72,049

  Less: accumulated depreciation                      63,413   48,716

                      Net Property and Equipment       8,636   23,333




Other Assets
  Security Deposits                                    5,636    5,636

                                  Total Assets       $213,236 $394,285


















Liabilities and Stockholders=Equity (Deficiency)

                                                 06/30/03     06/30/02
                                                (Not Reviewed)    (Reviewed)
Current Liabilities:
  Note Payable-Stockholder                       $50,000        $50,000
  Accounts Payable and accrued expenses          146,878        201,879
  Other Current Liabilities                       34,838        10,236

                       Total Current Liabilities 231,716        262,115

Other Liabiliites:
  Due to Officers                                30,900         14,696

                             Total Liabilities   262,616        276,811

Minority Interests in consolidated subsidaries    20,000         20,000


Commitment and contingencies

Stockholders=Equity(Deficiciency)
  Preferred stock,$.002 par value;3,000,000 shares
   Authorized; no shares issued or outstanding       -              -
  Common Stock,$.001 par value;25,000,000 shares
   Authorized; 15,142,434 issued                  15,142         15,142
  Common stock to be issued                       410,126       410,126
  Additional Paid in Capital                    2,373,962     2,373,962
  Accumulated deficit                          (2,868,610)  (2,701,756)

             Total Stockholders=Deficiency      (69,380)         97,414


 Total Liabilities and Stockholders=Deficiency  $213,236       $394,285






















WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Operations
For the Nine Months Ended June 30, 2003 and 2002

                                                       2003        2002
                                                   (Not Reviewed)  (Reviewed)

Revenue
  Net Product Sales                                 $612,539   $814,852
  Repairs and Maintenance                             31,841     35,060
  Engineering Services                                30,695        -__

                                     Total Revenue   675,075    849,912

Cost of Sales                                        245,952    289,254

Gross Profit                                         429,123    560,658

Operating expenses                                   446,662    534,581

Operating Income (loss)                              (17,539)    26,077

Other Income (Expense)
  Miscellaneous Income                                 201          -
  Interest Income                                       -          40
  Interest Expense                                   (3,927)        -__

                             Other Income(expense)     (3,726)     40__


Net Income (Loss)                                    $(21,265)  $26,117


Basic and diluted income(loss) per common share      $.001____  $(.007)


Weighted average common shares outstanding        15,142,434 11,419,037




















WIRELESS DATA SOLUTIONS, INC.  AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2003 and 2002


                                                   2003         2002

                                                  (not reviewed)   reviewed)


Cash Provided by(used in)
  Operating Activities:
   Net Income(loss)                             $(21,265)     $ 26,117
  Adjustments to reconcile net loss to net cash
  (used in) operating activities:
    Depreciation                                  10,601        12,201
    Common Stock to be issued for services          -              -
    Issuance of Common Stock for services           -           18,000
  (Increase) decrease in assets:
     Accounts Receivable                          35,712       (48,515)
     Inventory                                   (11,187)       32,729
     Prepaid Expenses and other assets              -           (2,171)
  Increase (decrease) in liabilities:
     Accounts Payable and accrued expenses       (52,751)     (104,820)
     Advances form customers                         -         (5,828)
     Due to Officers                              11,528          -____

           Net cash used in Operating activities  (27,362)     (72,287)


Cash Flows from Financing Activities:
  Proceeds from issuance of notes receivable         -            -
  Proceeds from issuance of common stock             -         150,000
  Proceeds from stock to be issued                   -             -
  Repayment to officers                              -          (5,900)



         Net cash provided by financing activites:   -          144,100

             Net Increase (decrease) in
                    Cash and Cash Equivalents      (27,362)     71,813


   Cash and cash equivalents, beginning of period    75,121      12,001



       Cash and cash equivalents, end of period    $ 47,759     $83,81

WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders Equity
For the Nine Months Ended June 20, 2003 and 2002
Common Stock



Number of
Shares


Amount

Additional
Paid In
Capital

Accumulated
Deficit

CommonStock
To be Issued


Total

Balance,
September30,2001
10,967,124
$10, 967
$2,026,534
$ (2,727,873)
$593,729
$ (96,643)
Issuance of Common
Stock for services at
$.04 per share
450,000
450
17,550
-
-
18,000

Issuance of common
stock for services at
$.41 per share
182,296
182
74,818
-
(75,000)
-
Advance on common stock
to be issued at $.05
per share
-
-
-
-
32,500
32,500

Net Loss for Six Months
ended March 31, 2002
-
-
-
(85,107)
-
(85,107)
Balance, March 31, 2002
11,599,420
$11,599
$2,118,902
$ (2,812,980)
$551,229
$ (131,250)







Issuance for common
stock for debt
reduction at $.20 per
share
543,014
543
108,060
-
(108,603)
-

Issuance for common
stock for working
capital at $.05 per
share
3,000,000
3,000
147,000
-
-
117,500

Balance Sept 30, 2002
(unaudited)
15,142,434
$15,142
$2,373,962
$(2,847,345)
$410,126
$(48,115)
Net Profit



(21,265)

(21,265)
Balance March 31, 2003
(Unaudited)
15,142,434
$15,142
$2,373,962
(2,832,507)
$ 410,126
$(69,380)




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

         The result of this business review was a strategic business decision to acquire advanced hardware technologies that would enhance our competitive position in the concrete construction market as well as other vertical markets rather than to develop them internally. The rationale for this decision was based upon the projected high R&D costs and the long-time frame associated with internal development. Additionally the review determined that there were a broad variety market potential that had been designed in small private companies that were under exploited due to a lack of unavailable capital to market and manufacture the new technology.

         WDS management believed that an "acquisition strategy" would enable the company to continue to be a leading provider of wireless fleet tracking technology to the Ready Mixed market, and, at the same time, enable WDS to exploit other new-vertical market opportunities due to the significant wireless growth opportunities in vehicle fleet management.

         Implementation of the technology acquisition strategy has been impeded for several reasons:

? In one instance, the proposed acquisition by the company of very advanced and implemented technology was stymied by questions about applicable patent rights discovered during the course of the company's due diligence. While WDS received two patent attorney opinions that the firm could probably win a patent challenge the firm did not have the financial resources to support the extended challenge.
? The FY 2001 the SEC notified WDS management that the auditing firm that had completed the firms FY2000 audit had not maintained their continuing education requirements and the SEC made determination that WDS had to re-submit their FY2000 audit. However a marked decrease in revenues during fiscal 2001, continuing in pay the new independent auditors fees selected to resubmit the FY2000 audit as well as pay for the FY2001 audit. As a consequence, completion of the company' Annual Report on Form 10-KSB for the year ended September 30,2001 and the subsequent quarterly reports, was substantially delayed, thereby, in turn, inhibiting the company's ability to pursue acquisitions involving use of the company's common stock as a medium of payment.

Sales declined in the last two years, which emphasized the need for new technology. The sales decline also had a negative impact on the cash flow essential to implementing the acquisition strategy. In the fiscal 2000, a customer filed a complaint against Dinet alleging certain problems with equipment purchased in December 1995 (three years prior to the employment of the current presidents of both WDS and Dinet). The complaint included claims against Dinet for breach of express warranty. This action by the customer also included the manufactures of the two-way radio system the customer had purchased as well as the spectrum network provider. WDS settled its portion of the action out of court for $175,000. The payment terms for the settlement include $75,000 worth of WDS Common Stock to be issued at $.41 per share and $100,000 worth of WDS common stock to be issued at $0.20 per share.
The settlement was reached in July 2001 (the forth quarter of FY2002) and the stock was issued. Additionally the legal costs for WDS in defending the company against this complaint exceeded $100,000.

These business setbacks made it essential for WDS to secure additional capital to re-submit the fiscal year 2000 audit and complete the 2001 audit that would bring its filing current. Subsequently WDS was able to sell common stock in a private placement and raise $150,000. Management also decided that it was important to reduce the debt on the WEDS balance sheet so that WDS would be able to resume acquisition and/or merger discussions with a clean balance sheet. Consequently in the first quarter of FY2002 the WDS management implemented a cost and debt reduction strategy enabling the company to eliminate over $400,000 in debt in exchange for common stock, or a significantly reduced, but immediate, payment in cash. The stock issued or to be issued will be restricted.

RESULTS OF OPERATIONS (3RD QUARTER FY2003)

Total revenues for the first three quarters of Fiscal 2003 were $675,275, compared to the First three quarters of 2002 when sales totaled $851,768. The resulting operating income for the first three quarters of 2003 was a loss of $21,264 versus a profit of $26,077 in the first three quarters of 2002. Basically the primary reason for the loss was the decline in revenue, which unscores the need for adding new technology.

LIQUIDITY AND CAPITAL RESOURCES

The company's 3rd Qtr cash position decreased by approximately $36,064, $47,759 vs. $83,814 compared to the same period of the prior year. The cash decrease was primarily due to the decline in revenue and the corresponding decline in profits. Current liabilities at 6/30/03 were $196,878 compared to $262,115 at 03/31/02.


Part II

Item I  LEGAL PROCEEDINGS
        (None)

Item II  CHANGES IN SECURITIES
         There were no securities issued or repurchased during the first three quarters of fiscal 2003.

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

          On 6/04/03 Wireless Data Solutions was informed by its Certifying Accountant Marshall Granger that they had resigned. There were no outstanding issues that were unresolved between Wireless Data Solutions and Marshall Granger & Co. Marshall Granger's resignation was discussed in the form 8K filed on 6/04/03.

Item VII  SUBSEQUENT EVENTS

           On 7/16/03 an amended form 8K was filed, at the request of the SEC, to clarify certain issues relating to the change in certifying accountant.

           On 7/09/03 Wireless Data Solutions accepted the resignation of Brian Blankenburg, who was serving as a Director of Wireless Data Solutions. Mr. Blankenburg requested that he resign so that he could devote his full attention to restablishing his consulting business Mr. Blankenburg was subsequently replaced as a director, by the President of Dinet, Mr. Robert Chase. Wireless Data Solutions filed an 8K on July 9, 2003 discussing those events.


SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




          August 18, 2003 WIRELESS DATA SOLUTIONS INC.
                                               /S/ Patrick Makovec


                                                   Patrick Makovec
                                                  Chairman of the Board