Form 10-K
period 2003-09-30
WIRELESS DATA SOLUTIONS INC
filed 2003-12-22
CIK 1043473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10K
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRUITEIS EXCHANGE ACT OF 1934. September 30,2003
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Date of Report:                  12/22/03
Date of Earliest Event Reported  12/22/03
WIRELESS DATA SOLUTIONS, INC.
          (Name of small business issuer as specified in its charter)

Commission File number 333-47395

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

There were 15,142,434 shares of the Issuer's common stock outstanding as of September 30,2003.









Wireless Data Solutions, Inc.  Fiscal 2003
Prepared December 19, 2003


Item 5 OTHER EVENTS:

Wireless Data Solutions had previously reported to the Securities and Exchange Commission of its inability to file a 10-KSB due to insufficient funds to secure an audit for the year September 30, 2002. This fact remains for year September 30, 2003, however, an audited report will be filed as soon as cash flow permits. In lieu of filing the annual report on Form 10-KSB, Wireless Data Solutions herewith furnishes the information, for the year ending September 30, 2003, required by rule 15c2-11 adopted under the Securities and Exchange Act of 1935.

PART I

Except for the historical information contained herein, the following discussion contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause for contribute to such differences include, but are not limited to, those discussed in this section.

BUSINESS OVERVIEW

Wireless Data Solutions (the company) develops and markets digital mobile data terminals and associated software for vehicle fleet management and location in the United States, South America, Mexico, and Canada. The equipment is designed, assembled, marketed and sold by Distributed Networks, Inc. (DINET) a wholly owned subsidiary of Wireless Data Solutions.

The foundation of the company's vehicle tracking and GPS location system is its adaptable, intelligent and programmable Mobile Data Terminal called "Data Mate". The MDTs are integrated with the customer's existing two-way radios, or various other wireless medium, providing valuable vehicle status information and solving a wide variety of vehicle fleet management issues. The company's intelligent MDTs contain a microprocessor and are very cost effective and affordable for those companies desiring to lower operating costs and maximize profitability through more efficient vehicle fleet accountability.

Data Mate mobile data terminals from Wireless Data Solutions relieves wireless spectrum congestion shared by voice communications by searching out an opening in the spectrum and digitally transmitting a digital wireless message of up to 244 alpha numeric characters in less than a second, thus allowing dramatic increases in vehicle status and location information to be sent back to the customer's central office. The mobile data terminals also provide stored proof dates and times during operation, silent emergency alarms, and RS232 connection to mobile printers, credit card swipes and bar code scanners.

Coupled with the company's mobile data terminals, DINET, Wireless Data Solutions wholly owned subsidiary, has designed and sold proprietary software called FleetVantage GOLD which resides on the customer's central office, Windows based, PC. The software translates the digital data received from vehicle fleets and acts as a sophisticated message handling center. FleetVantage GOLD provides specific mapping detail as the vehicle's location "real time". All data sent and received by FleetVantage GOLD is archived in the PC which can be accessed anytime for documentation purposes.

The company's mission is focused on building a high growth and profitable public corporation by manufacturing rugged and dependable wireless communications equipment and software targeting specific niche markets that have been determined to have high demand and few competitors. Essentially the company's goal is to: "provide state of the art vehicle location and status reporting products and software that exceeds expectations of our customers; and after the sale and installation, continue relationships with preeminent support and product improvements upon which we know the customers can rely."

Wireless Data Solution occupies an office in St. Cloud, Minnesota, and its wholly owned subsidiary DINET occupies office space in Oceanside, California the principal location for all design, marketing and distribution of the company's products and services. The company's transfer agent is Computer Share Investor Services, 350 Indiana St. Suite 800, Golden, Colorado.

BUSINESS DISCUSSION

The company's core business segment is the construction industry, but more specifically the ready mix/concrete delivery industry. The company has, however, sold products and software into other vertical markets including "For Hire Transportation". Sales to the "For Hire Transportation" market and other vertical markets are less than 2% of total revenue for the company.

The company's financial performance in fiscal year 2003 resulted in a drop in revenue from $1,029,891 to 838,221 or 19% due principally to a relatively flat construction building trend in the U.S.; an increase in competitive products, and; the need for DINET to develop a next generation product addressing the additional needs of the industry.

Wireless Data Solutions most importantly recognizes the urgency in addressing the decline in revenue and continues the process of identifying a source for capital funding. The company also continues to search out a merger or acquisition opportunity that will add value and a new layer of products and services to market to other vertical markets.

Capital Funding would be used for the development of the company's "next generation" products and software essentially adding automation to the vehicle reporting scheme when it passes GPS location and status information from the vehicle to the customer's central office. The ready mix industry has begun to incorporate automatic status reporting and GPS location information to their operations which they acknowledge improves efficiency, increases profitability and provides a greater competitive advantage.

Through aggressive cost cutting efforts and reductions in the officer's compensation, and nearly positive cash flow, management believes the company is well positioned to maximize its efforts to create value and opportunity for its shareholders.



DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Robert Chase

Since 2000, Mr. Chase has served as President of DINET, board member and is currently protempore President of Wireless Data Solutions. Mr. Chase has over 25 years of experience in the wireless industry, and has served as business development consultant to a number of high technology industries. His clients included Cubic Defense Systems, Qualcomm, Inc., SAIC, SpaceCom Systems, ADC Telecommunications, Teledyne Ryan Electronics and Pacific Communications Sciences, Inc. He has been instrumental in formulating early plans for companies engaged in wireless data and personally managed early sales and distribution for high tech start ups. He has also assisted companies exit chapter 11 reorganization status. Mr. Chase has worked for Motorola, General Electric and PacTel and was inducted into General Electric's Winners Circle. Mr. Chase attended Oregon State University ('71).

Patrick Makovec, Chairman and CEO

Mr. Makovec has been an officer and board member of the Company since December 1987. He was instrumental in the acquisition of Dinet, and evaluating it prior to its acquisition by the Company. He was also involved in the restructuring of Dinet to strengthen the base from which to more it forward. He is the Board Chairman and Secretary/Treasurer of Dinet. He was formerly the President of Tel Corp. Leasing in St. Cloud, MN, and holds a M.S. Degree in Accounting from the University of Wisconsin. He owns approximately 8% of the shares outstanding.



































WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Financial Statements
For the years ended
September 30, 2002 and September 30, 2003
(UNAUDITED)









































WIRELESS DATA SOLUTIONS, INC. AND SUBSIDARY
Consolidated Balance Sheet
September 30,2003 and 2002


Assets
                                                 09/30/03     09/30/02
                                                (unaudited)      (unaudited)
Current Assets
Cash and Cash Equivalents                         $23,394       $75,121
Trade Accounts recievable, net off estimated
Allowance for doubtful accounts of($54,053)        20,302        96,113
Inventory                                          71,101        79,617
Prepaid Expenses                                    2,708      __   -__
                          Total Current Assets   $117,505_     $250,851


Property and Equipment
Office fixtures and equipment                      72,049        72,049
Leasehold improvements                             __-             -___
                                                   72,049        72,049

Less: accumulated depreciation                     65,617        52,807

                   Net Property and Equipment       6,432        19,241

Other Assets
Security Deposits                                   5,074         5,636

                                 Total Assets    $129,011      $213,236



























Liabilities and Stockholders-Equity (Deficiency)

09/30/03        09/30/02
(unaudited)       (unaudited)
Current Liabilities:
Note Payable-Stockholder                        $50,000         $50,000
Accounts Payable and accrued expenses            96,046         223,840
Other Current Liabilities                        34,839           8,667

                    Total Current Liabilities   180,885         282,507

Other Liabilities:
Due to Officers                                  32,169          21,336

                        Total Liabilities      $213,054        $303,843

Minority Interests in consolidated subsidaries   20,000          20,000


Commitment and contingencies

Stockholders-Equity (Deficiency)
Preferred Stock, $.002 par value; 3,000,000 shares
Authorized; no shares issued or outstanding        -                -
Common Stock, $.001 par value; 25,000,000 shares
Authorized; 15,142,434 issued                    15,142          15,142
Common stock to be issued                       410,126         410,126
Additional Paid in Capital                    2,373,962       2,373,962
Accumulated Deficit                          (2,903,273)    (2,847,345)

               Total Stockholders-Deficiency   (104,043)       (48,115)

Total Liabilities and Stockholder Deficiency   $129,011        $275,728
























WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Operations
For the Years Ended September 30, 2003 and 2002

                                                    2003        2002
                                                (unaudited)       (unaudited)
Revenue
  Net Product Sales                               $746,015     $938,281
  Repairs and Maintenance                           45,252       55,538
  Engineering Services                              41,630         -___

                                   Total Revenue   832,897      993,819

Cost of Sales                                      305,527      345,689

Gross Profit                                       527,370      648,130

Operating expenses                                 578,341      762,870

Operating Income (loss)                            (50,971)   (114,740)

Other Income (Expense)
  Miscellaneous Income                                 200          263
  Interest Income                                       21            5
  Interest Expense                                   5,178        5,000

                            Other Income(expense)    5,399        5,268

Net Income (Loss)                                 $(55,928)  $(119,472)


Basic and diluted income (loss) per common share    $0.004     $(0.009)


Weighted average common shares outstanding      15,142,434   13,265,333






















WIRELESS DATA SOLUTIONS, INC.  AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended September 30, 2003 and 2002


                                                   2003         2002

                                                 (unaudited)      (unaudited)


Cash Provided by(used in)
  Operating Activities:
   Net Income(loss)                                (55,927)   (119,472)
Adjustments to reconcile net loss to net cash
  (used in) operating activities:
    Depreciation                                    12,809      16,293
    Common Stock to be issued for services             -          -
    Issuance of Common Stock for services              -        18,000
  (Increase) decrease in assets:
     Security Deposits                                (562)       -
     Accounts Receivable                            75,811      38,042
     Inventory                                       8,516      44,924
     Prepaid Expenses and other assets              (2,708)      4,848
  Increase (decrease) in liabilities:
     Accounts Payable and accrued expenses        (103,586)   (115,600)
     Advances from customers                           -        (5,828)
     Due to Officers                                12,797         740
     Other Current Liabilities                                   31,173

           Net cash used in Operating activities    (51,726)   (63,119)


Cash Flows from Financing Activities:
  Proceeds from issuance of notes payable            -          150,000
  Proceeds from issuance of common stock                           -
  Proceeds from stock to be issued                   -             -
  Repayment to officers                              -____     ________

         Net cash provided by financing activites:              150,000

             Net Increase (decrease) in
                    Cash and Cash Equivalents      (51,727)      63,120


   Cash and cash equivalents, beginning of period   75,121       12,001



       Cash and cash equivalents, end of period    $23,395      $75,121


Supplemental Information:
   Cash Paid for Income Taxes                         $800         $800





WIRELESS DATA SOLUTIONS
         Consolidated Statement of Changes in Stockholders Equity
                       For the year ended September 30,2003
                              Common Stock

                      Number               Additional
                        Of                 Paid-In	     Accumulated
                      Shares      Amount   Capital         Deficit

Balance,Sept.30,2000   10,917,124  10,917   2,007,834       (2,098,948)

Issuance of Common Stock 50,000    50       18,700            -
  For services at
  $.375 Per share

Stock to be issued       -           -         -              -
Net Loss                 -           -         -            (628,925)
Balance Sept 30,2001  10,967,124    10,967     2,026,534   (2,727,873)
(Audited)

Issuance of common stock
  For services at
  $.04 per share        450,000      450      17,550            -
Issuance of common stock
  For debt reduction
  At $.41 per share   182,296         182      74,818           -
Issuance for common stock
  For debt reduction
  At $.20 per share    543,014         543      108,060          -
Issuance of common stock
  For working capital
  At $.05 per share    3,000,000       3,000     147,000         -
Balance Sept 30, 2002      -             -         -         (119,472)
   (Unaudited)
                       15,142,434     $15,142   $2,373,962 ($2,847,345)
Net Loss 9/30/03                                               (55,927)
Balance Sept 30, 2003
   (Unaudited)         15,142,434     $15,142   $2,373,962       $7,810



















WIRELESS DATA SOLUTIONS
         Consolidated Statement of Changes in Stockholders Equity
                       For the year ended September 30,2003





			         Common Stock          Total
                           To be Issued
Balance,Sept.30,2000       29,545               (50,652)

Issuance of Common Stock
     For services at
  $.375 Per share         (8,745)                10,005
Stock to be issued        572,929               572,929

Net Loss                  -                    (628,925)
Balance Sept 30,2001      593,729              (96,643)
(Audited)
Issuance of common stock
  For services at
    $.04 per share          -                      18,000
Issuance of common stock
  For debt reduction
  At $.41 per share       (75,000)                 -
Issuance for common stock
  For debt reduction
  At $.20 per share        (108,603)               -

Issuance of common stock
  For working capital
  At $.05 per share           -                 150,000
Net loss for fiscal year end   -               (119,472)
Balance Sept 30, 2002
  (Unaudited)
                       $410,126                $(48,115)
Net Loss 9/30/03                                  55,927
Balance Sept 30, 2003
  (Unaudited)          $410,126                ($104,042)















MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULT OF OPERATIONS

Liquidity and Capital Resources

The company's current assets totaled approximately $117,000 compared to $250,000 one year ago. Total current liabilities totaled approximately $146,000 compared to $282,000 in the prior year. Cash was down approximately 52,000 over the previous year. Accounts receivable and inventory were also down reflecting the reduced sales in 2003. The company fully realizes that its long-term viability rests on increasing sales substantially, which need to be accomplished through either the merger/acquisition strategy, or some type of equity funding.




RESULTS OF OPERATIONS

Revenues declined by approximately $191,000 compared to fiscal year 2002. 2003 losses totaled approximately $55,000 compared to $119,000 one year ago. Vigorous cost cutting was a highly significant factor on maintaining adequate cash flows. The general economic conditions along with the need for advanced technology were viewed as the major factors in the sales decline.




SUBSEQUENT EVENTS

None to Report


MARKET PRICE OF COMMON EQUITY

Quarter Ending		High Bid		Low Bid

12/31/01			5/32			1/8

3/28/02			1/6			1/32

6/28/02			1/16			1/16

9/30/02			1/32			1/32

12/30/02                1/32              1/32

3/31/03                 1/40              1/40

6/26/03                 1/40              1/40

9/30/03                 1/50              1/50


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

December 22, 2003 WIRELESS DATA SOLUTIONS, INC.

/s/ Patrick Makovec

							    Patrick Makovec
							    Chairman of the Board