Form 10-Q
period 2003-12-31
WIRELESS DATA SOLUTIONS INC
filed 2004-02-13
CIK 1043473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10QSB
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRUITIES EXCHANGE ACT OF 1934. December 31,2003
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

There were 15,142,434 shares of the Issuer's common stock outstanding as of December 31, 2003.









Table of Contents


Part I


Item I Financial Statements


Item II Management's Discussion and Analysis or plan of Operation.


Part II


Item I  Legal Proceedings


Item II Changes in Securities


Item III Defaults upon Senior Securities


Item IV  Submission of Matters to a vote of security holders


Item V  Other Information


Item VI  Exhibits on Reports on Form 8K


Item VII  Subsequent Events












































WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Financial Statements
For the Quarter Ended December 31,2003
(Not Reviewed)































ITEM I
WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheet
December 31, 2003


Assets

Current Assets                             12/31/03         12/31/02
                                         (Not Reviewed)       (Not Reviewed)

      Cash and Cash Equivalents            $25,814            $54,147
      Trade Accounts receivable, net of
      Estimated Allowance for doubtful
      Accounts of $54,053			 100,907             87,022
      Inventory                             69,180             81,703
      Prepaid Expenses                         286               -  _

                Total Current Assets      $196,187           $222,872

Property and Equipment
      Office Fixtures and Equipment         59,155             59,155
      Leasehold Improvements                12,894             12,894
                                            72,049             72,049

      Less:  Accumulated Depreciation       66,388             56,857

                Net Property and Equipment   5,661             15,192

Other Assets

      Security Deposits                      4,978              5,636


                Total Assets              $206,826           $243,699



Liabilities and Stockholder's Equity (Deficiency)

Current Liabilities:
   Note Payable to Stockholder              $50,000          $50,000
   Accounts Payable and Accrued Expenses    114,098          173,220
   Other Current Liabilities                 34,839           11,564

                 Total Current Liabilities  198,937          234,784

Other Liabilities:
Due to officers                              40,197           21,486

                 Total Liabilities          239,134          256,270

Minority Interests in consolidated subsidiaries 20,000        20,000





Commitment and Contingencies

Stockholders Equity

    Preferred Stock, $.002 par value;3,000,000 shares
    Authorized; no shares issued or outstanding        -             -
    Common Stock, $.001 par value; 25,000,000 shares
    Authorized; 15,142,434 issued                    15,142        15,142
    Common Stock to be issued                       410,126       410,126
    Additional Paid in Capital                    2,373,962     2,373,962
    Accumulated Deficit                          (2,851,538)   (2,831,801)
          Total Stockholder's Deficiency                  (52,308)      (32,571)

    Total Liabilities and Stockholder Deficiency   $206,826      $243,699



WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Quarter Ended December 31, 2003
                                   12/31/2003     12/31/2002
                                           (Not Reviewed)     (Not Reviewed)
Revenue

   Net Product Sales                        $214,099         $224,494
   Repairs and Maintenance                    10,900           12,124
   Engineering Services                       16,261            2,650
                         Total Revenue      $241,260         $239,268

Cost of Sales                                $85,758           $72,101

Gross Profit                                 155,502           167,167

Operating Expenses                           102,479           150,317
Operating Income (loss)                       53,023            16,850

Other Income(Expense):
      Interest Expense                        (1,292)           (1,306)
      Interest Income                              3               -___
Total Other Income (Expense)                  (1,289)           (1,306)
Provision For Income Tax                        0                 0___


Net Gain or Loss                             $51,734           $15,544

Basic and diluted earnings(loss)
                per common share              $.003             $.001

Weighted Average Common Shares Outstanding  15,142,434      15,142,434








WIRELESS DATA SOLUTIONS, INC.  AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months Ended December 31, 2003 and 2002

2003          2002
                                                 (Not Reviewed) (Not Reviewed)
Cash Provided by (used in)

Operating Activities:
           Net Income (loss)                         51,734       15,544
Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities:
    Depreciation                                        772        4,050
    Issuance of common stock for services              -            -
(Increase)Decrease in Assets:
    Security Deposits                                    95         -
    Accounts Receivable                             (80,605)       9,091
    Inventory                                         1,920       (2,086)
    Prepaid expenses and other assets                 2,422         -
Increase (decrease) in liabilities:
    Accounts Payable and Accrued Expenses            18,052      (50,620)
    Due to Officers                                   8,028          150
    Advances from Customers                            -            -
    Other Current liabilities                          -            2,897
    Net Cash provided by (used in)
     operating activities:                            2,418       (20,974)


Cash Flows from Financing Activities:
    Advance to Officers                                0              0

        Net Cash provided by financing activities      0              0

    Net increase (decrease) in
             Cash and Cash Equivalents                2,420       (20,974)

Cash and Cash equivalents, beginning of period       23,394        75,121

    Cash and Cash equivalents, end of period        $25,814       $54,147



















WIRELESS DATA SOLUTIONS
Consolidated Statement of Changes in Stockholders Equity
For the quarter ended December 31,2003
                                  Common Stock

                           Number                 Additional
                             Of                    Paid-In	   Accumulated
                           Shares        Amount    Capital        Deficit
Balance Sept 30,2001     10,967,124      10,967    2,026,534  (2,727,873)
(Audited)
Issuance of common stock
  For services at
  $.04 per share            450,000         450       17,550        -
Issuance of common stock
  For debt reduction
  At $.41 per share         182,296         182       74,818        -
Issuance for common stock
  For debt reduction
  At $.20 per share         543,014         543      108,060        -
Issuance of common stock
  For working capital
  At $.05 per share       3,000,000       3,000      147,000        -
Balance Sept 30, 2002      -               -            -       (119,472)
   (Unaudited)           15,142,434     $15,142   $2,373,962 ($2,847,345)

Net Loss 9/30/03                                                 (55,927)
Balance Sept 30, 2003
   (Unaudited)           15,142,434     $15,142   $2,373,962 ($2,903,272)

Net Profit 12/31/03                                               51,734
Balance Dec 31, 2003
   (Not Reviewed)        15,142,434     $15,142   $2,373,962 ($2,851,538)























WIRELESS DATA SOLUTIONS
Consolidated Statement of Changes in Stockholders Equity
For the quarter ended December 31,2003





			           Common Stock
                             To be Issued            Total
Balance Sept 30,2001           593,729             (96,643)
(Audited)
Issuance of common stock
  For services at
    $.04 per share                  -                 18,000
Issuance of common stock
  For debt reduction
  At $.41 per share            (75,000)               -
Issuance for common stock
  For debt reduction
  At $.20 per share           (108,603)               -

Issuance of common stock
  For working capital
  At $.05 per share               -                150,000
Net loss for fiscal year end      -               (119,472)
Balance Sept 30, 2002
  (Unaudited)                 $410,126            $(48,115)

Net Loss 9/30/03                                   (55,927)
Balance Sept 30, 2003
  (Unaudited)                 $410,126           ($104,042)

Net Profit 12/31/03                                 51,734
Balance Dec 31, 2003
  (Not Reviewed)              $410,126            ($52,308)





















Item II Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion may include certain "forward looking" statements that reflect our current views with respect to future events and financial performance. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events; particularly those risks identified and set forth below. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section. Investors should not unduly rely on these forward-looking statements. We undertake no duty to update the information in this discussion if any forward looking statement later turns out to be inaccurate.


BUSINESS OVERVIEW

Wireless Data Solutions (the company) develops and markets digital mobile data terminals and associated software for vehicle management and location in the United States, South America, Mexico, and Canada. The equipment is designed, assembled, marketed and sold by Distributed Networks, Inc. (DINET) a wholly owned subsidiary of Wireless Data Solutions.

The foundation of the company's vehicle tracking and GPS location system is its adaptable, intelligent and programmable Mobile Data Terminal called "Data Mate". The MDTs are integrated with the customer's existing two-way radios providing valuable vehicle status information and solving a wide variety of vehicle fleet management issues. The company's intelligent MDTs contain a microprocessor and are very cost effective and affordable for those companies desiring to lower operating costs and maximize profitability through more efficient vehicle fleet accountability.

Data Mate mobile data terminals from Wireless Data Solutions relieves wireless spectrum congestion shared by voice communications by searching out an opening in the spectrum and digitally transmitting a wireless message of up to 244 alpha numeric characters in less than a second, thus allowing dramatic increases in vehicle status and location information to be sent back to the customer's central office. The mobile data terminals also provide stored proof of dates and times during operation, silent emergency alarms, and RS232 connection to mobile printers, credit card swipes and bar code scanners.

Coupled with the company's mobile data terminals, DINET has designed and sold proprietary software called FleetVantage GOLD which resides on the customer's central office Windows based PC. The software translates the digital data received from vehicle fleets and acts as a sophisticated message-handling center. FleetVantage GOLD provides specific mapping detail as the vehicle's location "real time". All data sent and received by FleetVantage GOLD is archived in the PC, which can be accessed anytime for documentation purposes. The company has recently completed FleetVantage GOLD upgrades to include Client/Server operation, interface to other third party software, and more functional GPS vehicle management schemes adding to the overall functionality.

The company's mission will principally focus on building a high growth and profitable public corporation by manufacturing rugged and dependable wireless communications equipment and software targeting specific niche markets that have been determined to have high demand and few competitors. Essentially our goal is to provide state of the art vehicle location and status reporting products and software that exceeds expectations of our customers; and after the sale and installation, continue relationships with preeminent support and product improvements that we know our customers will come to rely on.

Wireless Data Solutions occupies on office in St. Cloud, Minnesota, and DINET occupies office space in Oceanside, California the principal location for all design, marketing and distribution of the company's products and services. The company's transfer agent is Computer Share Investor Services, 350 Indiana St. Suite 800, Golden, Colorado.


RESULTS OF OPERATIONS (1st QUARTER FY2004)

Total revenues for the first quarter of Fiscal 2004 were $241,260, compared to the First quarter of 2003 when sales totaled $239,268. The resulting operating income for the first quarter of 2004 was a gain of $51,734 versus a profit of $15,544 in the first quarter of 2003. Basically the primary reason for increasing net profit compared to last fiscal year was the reduction in expenses by approximately $48,000. Recognizing that cost cutting is not a total solution to profitability, WDS remains committed to the need and continuing effort to raise capital for next generation products and software which are critical to maintaining the company's market position and an instrument to increasing revenue and competitive advantage in the years to come. The Company is currently engaging in discussions with viable entities to bring forth the necessary elements either for the infusion of capital or a Merger and Acquisition to add value and for the future success of the company.

Capital Funding would be used for the development of the company's "next generation" products and software essentially adding automation to the vehicle reporting scheme when it passes GPS location and status information from the vehicle to the customer's central office. The ready mix/construction industry recognized the need to incorporate automatic status reporting and GPS location information to their operations, which they acknowledge improves efficiency, increases profitability and provides a greater competitive advantage. Since WDS has nearly 400 existing customers, it is management's belief that at such time as capital is raised and the next generation products and software are introduced, revenue expectations would be realized.





LIQUIDITY AND CAPITAL RESOURCES

The company's 1st Qtr cash position decreased by approximately $28,333, $25,814 vs. $54,147 compared to the same period of the prior year. The cash decrease was primarily due to the increase in accounts receivable. Current liabilities at 12/31/03 were $198,937 compared to $234,784 at 12/31/02. The decrease was primarily due to the decrease in accounts payable.


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

Patrick Makovec, Chairman and CEO

Mr. Makovec is currently the Chairman and CEO of Wireless Data Solutions and has been a board member since 1987. Mr. Makovec found and completed the M & A with Distributed Networks, Inc. (DINET). Mr. Makovec has been instrumental in the strategic planning process of Wireless Data Solutions and DINET by providing direction for capital funding and providing direction and counsel for completing an M & A. Mr. Makovec was President of Tel Corp a leasing company in Minnesota and holds an MS degree in Accounting from the University of Wisconsin. Mr. Makovec holds 8% of the stock in Wireless Data Solutions.
















Part II

Item I  LEGAL PROCEEDINGS
          (None)

Item II  CHANGES IN SECURITIES
          There were no securities issued or repurchased during the first quarter of fiscal 2004.

Item III  DEFAULTS UPON SENIOR SECURITIES
          (None)

Item IV   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (None)

Item V    OTHER INFORMATION
          (None)

Item VI   EXHIBITS ON REPORTS ON FORM 8-K
          (None)


Item VII  SUBSEQUENT EVENTS
          (None)


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