Form 10QSB
period 2004-03-31
WIRELESS DATA SOLUTIONS INC
filed 2004-05-12
CIK 1043473

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
Form 10QSB
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRUITIES EXCHANGE ACT OF 1934. March 31,2004
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

There were 15,142,434 shares of the Issuer's common stock outstanding as of March 31, 2004.









Table of Contents


Part I


Item I Financial Statements


Item II Management's Discussion and Analysis or plan of Operation.


Part II


Item I  Legal Proceedings


Item II Changes in Securities


Item III Defaults upon Senior Securities


Item IV  Submission of Matters to a vote of security holders


Item V  Other Information


Item VI  Exhibits on Reports on Form 8K


Item VII  Subsequent Events













































                  WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                       Consolidated Financial Statements
                      For the Six Months Ended March 31,2004
                                (Not Reviewed)































ITEM I

                  WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                March 31, 2004

                                    Assets             3/31/04     3/31/03
                                                     (Not Reviewed) (Not Reviewed)
Current Assets
      Cash and Cash Equivalents                         $12,582     $59,329
      Trade Accounts receivable, net of
      Estimated Allowance for doubtful
      Accounts of $54,053 and $64,688 respectively       68,147     105,366
      Inventory                                          72,044      98,723
      Prepaid Expenses                                      286        -
                                                      ---------   ---------
              Total Current Assets                     $153,059    $263,418
                                                      ---------   ---------
Property and Equipment
      Office Fixtures and Equipment                      59,155      59,155
      Leasehold Improvements                             12,894      12,894
                                                      ---------   ---------
                                                         72,049      72,049

      Less:  Accumulated Depreciation                    67,594      60,906
                                                      ---------   ---------
             Net Property and Equipment                   4,455      11,143
                                                      ---------   ---------
Other Assets

      Security Deposits                                   4,978       5,636
                                                      ---------   ---------

              Total Assets                             $162,492    $280,197
                                                      =========   =========

              Liabilities and Stockholder's Equity (Deficiency)
Current Liabilities:
   Note Payable to Stockholder                          $50,000     $50,000
   Accounts Payable and Accrued Expenses                 72,194     180,302
   Advance from customers                                  -         18,415
   Other Current Liabilities                             34,839      12,550
                                                      ---------   ---------
              Total Current Liabilities                 157,033     261,267

Other Liabilities:
Due to officers                                          37,027      32,206
                                                      ---------   ---------
                 Total Liabilities                      194,060     293,473
                                                      ---------   ---------
Minority Interests in consolidated subsidiaries          20,000      20,000
                                                      ---------   ---------
Commitment and Contingencies

Stockholders Equity
   Preferred Stock, $.002 par value;3,000,000 shares
   Authorized; no shares issued or outstanding              -           -
   Common Stock, $.001 par value; 25,000,000 shares
   Authorized; 15,142,434 issued                          15,142      15,142
   Common Stock to be issued                             410,126     410,126
   Additional Paid in Capital                          2,373,962   2,373,963
   Accumulated Deficit                                (2,850,798) (2,832,507)
                                                      ----------   ---------
         Total Stockholder's Deficiency                  (51,568)    (33,276)
                                                      ----------  ----------
   Total Liabilities and Stockholder Deficiency         $162,492    $280,197
                                                      ==========  ==========

                 WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations
                   For the six months Ended March 31, 2004

                                                      3/31/04      3/31/03
                                                    (Not Reviewed)  (Not Reviewed)
Revenue
   Net Product Sales                                   $371,499    $467,784
   Repairs and Maintenance                               24,625      18,514
   Engineering Services                                  26,871      14,250
                                                     ----------   ---------
                         Total Revenue                 $422,995    $500,548

Cost of Sales                                          $155,171    $171,669
                                                     ----------   ---------
Gross Profit                                            267,824     328,879

Operating Expenses                                      218,232     311,421
                                                     ----------   ---------
Operating Income (loss)                                  49,592      17,458
                                                     ----------   ---------
Other Income(Expense):
      Miscellaneous Income                                5,550        -
      Dividend Income                                         1        -
      Interest Expense                                   (2,671)     (2,620)
      Interest Income                                         3        -
                                                     ----------   ---------
Total Other Income (Expense)                              2,883      (2,620)
Provision For Income Tax                                   -           -
                                                     ----------   ---------

Net Gain or Loss                                        $52,475     $14,838
                                                     ==========   =========
Basic and diluted earnings(loss)
                per common share                          $.003       $.001
                                                     ----------   ---------
Weighted Average Common Shares Outstanding           15,142,434  15,142,434
                                                     ==========  ==========

               WIRELESS DATA SOLUTIONS, INC.  AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
              For the six months Ended March 31, 2004 and 2003

                                                        2004         2003
                                                    (Not Reviewed) (Not Reviewed)
Cash Provided by (used in)

Operating Activities:
           Net Income (loss)                             52,475      14,838
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
   Depreciation                                           1,978       8,100
   Issuance of common stock for services                   -           -
(Increase)Decrease in Assets:
   Security Deposits                                         95        -
   Accounts Receivable                                  (47,845)     (9,253)
   Inventory                                               (943)    (19,106)
   Prepaid expenses and other assets                      2,422        -
Increase (decrease) in liabilities:
   Accounts Payable and Accrued Expenses                (23,852)    (28,025)
   Due to Officers                                        4,858      (4,643)
   Advances from Customers                                 -         18,415
   Other Current liabilities                               -          3,882
   Net Cash provided by (used in)                     ---------   ---------
    Operating activities:                               (10,812)    (15,792)
                                                      ---------   ---------
Cash Flows from Financing Activities:
   Advance to Officers                                     -           -
                                                      ---------   ---------
      Net Cash provided by financing activities            -           -
                                                      ---------   ---------
   Net increase (decrease) in
            Cash and Cash Equivalents                   (10,812)    (15,792)

Cash and Cash equivalents, beginning of period           23,395      75,121
                                                      ---------   ---------
   Cash and Cash equivalents, end of period             $12,583     $59,329
                                                      =========   =========











                                          WIRELESS DATA SOLUTIONS
                       Consolidated Statement of Changes in Stockholders Equity
                                 For the six months ended March 31, 2004
                                                Common Stock
                                                ------------
                          Number                Additional                Common
                          Of                    Paid-In     Accumulated   Stock To
                          Shares       Amount   Capital     Deficit       be Issued  Total
                          -------------------------------------------------------------------
Balance Sept 30,2001      10,967,124   10,967   2,026,534   (2,727,873)   593,729    (96,643)
(Audited)                 -------------------------------------------------------------------
Issuance of common stock
  For services at
  $.04 per share             450,000      450      17,550         -          -        18,000

Issuance of common stock
  For debt reduction
  At $.41 per share          182,296      182      74,818         -       (75,000)      -

Issuance for common stock
  For debt reduction
  At $.20 per share          543,014      543     108,060         -      (108,603)      -
Issuance of common stock
  For working capital
  At $.05 per share        3,000,000    3,000     147,000         -          -       150,000
Balance Sept 30, 2002           -        -           -        (119,472)      -      (119,472)
   (Unaudited)            -------------------------------------------------------------------
                          15,142,434  $15,142  $2,373,962  ($2,847,345)  $410,126   $(48,115)

Net Loss 9/30/03                                               (55,927)              (55,927)
Balance Sept 30, 2003     -------------------------------------------------------------------
   (Unaudited)            15,142,434  $15,142  $2,373,962  ($2,903,272)  $410,126  ($104,042)

Net Profit 03/31/04                                             52,474                52,474
Balance Mar 31, 2004      -------------------------------------------------------------------
   (Not Reviewed)         15,142,434  $15,142  $2,373,962  ($2,850,798)  $410,126   ($51,568)
                          ===================================================================
</TABLE

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

Wireless Data Solutions occupies an office in St. Cloud, Minnesota, and DINET occupies office space in Oceanside, California the principal location for all design, marketing and distribution of the company's products and services. The company's transfer agent is Computer Share Investor Services, 350 Indiana St. Suite 800, Golden,
Colorado.


RESULTS OF OPERATIONS (1st HALF FY2004)

Total revenues for the first half of Fiscal 2004 were $428,547, compared to the first half of 2003 when sales totaled $500,548. The resulting operating income for the first half of 2004 was a gain of $52,474 versus a profit of $15,142 in the first half of 2003.
Basically the primary reason for increasing net profit compared to last fiscal year was the focus on controlling operating expenses.
Operating expenses totaled $220,904 for the first half of this year compared to $311,421 for the first half of last year. Recognizing that cost cutting is not a total solution to profitability, WDS remains committed to the need and continuing effort to raise capital for next generation products and software which are critical to maintaining the company's market position and an instrument to increasing revenue and competitive advantage in the years to come.
The Company is currently engaging in discussions with viable entities to bring forth the necessary elements either for the infusion of capital or a Merger and Acquisition to add value and for the future success of the company.

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





LIQUIDITY AND CAPITAL RESOURCES

The company's 1st half cash position decreased by approximately
$46,720, $12,580 vs. $59,300 compared to the same period of the prior year. The cash decrease was primarily due to the decrease in accounts payable. Current liabilities at 3/31/04 were $157,200 compared to $261,200 at 3/31/03. The decrease was primarily due to the decrease in accounts payable.


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




          May 12, 2004 WIRELESS DATA SOLUTIONS INC.
                                               /S/ Patrick Makovec


                                                   Patrick Makovec
                                                  Chairman of the Board