Form 10QSB
period 2004-12-31
WIRELESS DATA SOLUTIONS INC
filed 2005-02-28
CIK 1043473

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
Form 10QSB
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. December 31,2004
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transaction Period from ____ to _____

Commission File number 333-47395

                         WIRELESS DATA SOLUTIONS, INC.
          (Name of small business issuer as specified in its charter)


        Utah                            93-0734888
(State of Incorporation)         (IRS Employer Identification No.)

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

There were 15,142,434 shares of the Issuer's common stock outstanding as of December 31, 2004.









Table of Contents


Part I


Item I Financial Statements


Item II Management's Discussion and Analysis or plan of Operation.


Part II


Item I  Legal Proceedings


Item II Changes in Securities


Item III Defaults upon Senior Securities


Item IV  Submission of Matters to a vote of security holders


Item V  Other Information


Item VI  Exhibits on Reports on Form 8K


Item VII  Subsequent Events













































                  WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                       Consolidated Financial Statements
                     For the Three Months Ended December 31,2004
                                (Not Reviewed)































ITEM I

                  WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                December 31, 2004

                                    Assets             12/31/04     12/31/03
                                                     (Not Reviewed)(Not Reviewed)
Current Assets
      Cash and Cash Equivalents                          $3,635     $25,814
      Trade Accounts Receivable, net of
      Estimated Allowance for doubtful
      Accounts of $54,053                                36,777     100,907
      Inventory                                          58,813      69,180
      Prepaid Expenses                                      286         286
                                                      ---------   ---------
              Total Current Assets                      $99,511    $196,187
                                                      ---------   ---------
Property and Equipment
      Office Fixtures and Equipment                      59,155      59,155
      Leasehold Improvements                             12,894      12,894
                                                      ---------   ---------
                                                         72,049      72,049

      Less:  Accumulated Depreciation                    69,910      66,388
                                                      ---------   ---------
             Net Property and Equipment                   2,139       5,661
                                                      ---------   ---------
Other Assets

      Security Deposits                                   4,978       4,978
                                                      ---------   ---------

              Total Assets                             $106,628    $206,826
                                                      =========   =========

              Liabilities and Stockholder's Equity (Deficiency)
Current Liabilities:
   Note Payable to Stockholder                          $50,000     $50,000
   Accounts Payable and Accrued Expenses                 52,669     114,098
   Advance from customers                                  -           -
   Other Current Liabilities                             62,650      34,839
                                                      ---------   ---------
              Total Current Liabilities                 165,319     198,937

Other Liabilities:
Due to officers                                          74,970      40,197
                                                      ---------   ---------
                 Total Liabilities                      240,289     239,134
                                                      ---------   ---------
Minority Interests in consolidated subsidiaries          20,000      20,000
                                                      ---------   ---------
Commitment and Contingencies

Stockholders Equity
   Preferred Stock, $.002 par value; 3,000,000 shares
   Authorized; no shares issued or outstanding              -           -
   Common Stock, $.001 par value; 25,000,000 shares
   Authorized; 15,142,434 issued                          15,142      15,142
   Common Stock to be issued                             410,126     410,126
   Additional Paid in Capital                          2,373,962   2,373,962
   Accumulated Deficit                                (2,952,891) (2,851,538)
                                                      ----------   ---------
         Total Stockholder's Deficiency                 (153,661)    (52,308)
                                                      ----------  ----------
   Total Liabilities and Stockholder Deficiency         $106,628    $206,826
                                                      ==========  ==========

                 WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations
                   For the Three Months Ended December 31, 2004

                                                      12/31/04      12/31/03
                                                    (Not Reviewed)(Not Reviewed)
Revenue
   Net Product Sales                                    $61,155    $214,099
   Repairs and Maintenance                                9,225      10,900
   Engineering Services                                   1,000      16,261
                                                     ----------   ---------
                         Total Revenue                  $71,380    $241,260

Cost of Sales                                           $49,973     $85,758
                                                     ----------   ---------
Gross Profit                                             21,406     155,502

Operating Expenses                                       80,338     102,479
                                                     ----------   ---------
Operating Income (loss)                                 (58,931)     53,023
                                                     ----------   ---------
Other Income (Expense):
      Miscellaneous Income                                 -           -
      Dividend Income                                      -           -
      Interest Expense                                    3,921     (1,292)
      Interest Income                                      -              3
                                                     ----------   ---------
Total Other Income (Expense)                               -        (1,289)
Provision for Income Tax                                   -           -
                                                     ----------   ---------

Net Gain or Loss                                       $(62,852)   $51,734
                                                     ==========   =========
Basic and diluted earnings (loss)
                per common share                          $.004      $(.003)
                                                     ----------   ---------
Weighted Average Common Shares Outstanding           15,142,434  15,142,434
                                                     ==========  ==========

               WIRELESS DATA SOLUTIONS, INC.  AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 2004 and 2003

                                                        2004         2003
                                                    (Not Reviewed)(Not Reviewed)
Cash Provided by (used in)

Operating Activities:
           Net Income (loss)                            (62,852)     51,734
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
   Depreciation                                             772         772
   Issuance of common stock for services                   -           -
(Increase) Decrease in Assets:
   Security Deposits                                          0          95
   Accounts Receivable                                   34,529     (80,605)
   Inventory                                              5,629       1,920
   Prepaid expenses and other assets                          0       2,422
Increase (decrease) in liabilities:
   Accounts Payable and Accrued Expenses                 28,187      18,052
   Due to Officers                                       (9,079)      8,028
   Advances from Customers                                 -           -
   Other Current liabilities                                441        -
   Net Cash provided by (used in)                     ---------   ---------
    Operating activities:                                (2,372)      2,418
                                                      ---------   ---------
Cash Flows from Financing Activities:
   Advance to Officers                                     -           -
                                                      ---------   ---------
      Net Cash provided by financing activities            -           -
                                                      ---------   ---------
   Net increase (decrease) in
            Cash and Cash Equivalents                    (2,372)      2,420

Cash and Cash equivalents, beginning of period            6,007      23,394
                                                      ---------   ---------
   Cash and Cash equivalents, end of period              $3,635     $25,814
                                                      =========   =========











                                          WIRELESS DATA SOLUTIONS
                       Consolidated Statement of Changes in Stockholders Equity
                                 For the Three Months Ended December 31, 2004
                                                Common Stock
                                                ------------
                          Number               Additional               Common
                          Of                   Paid-In     Accumulated  Stock To
                          Shares      Amount   Capital     Deficit      be Issued  Total
                          ------------------------------------------------------------------
Balance Sept 30,2003      15,142,434 $15,142  $2,373,962  ($2,903,272) $410,126   $(104,042)
(Unaudited)               ------------------------------------------------------------------

Net Profit 9/30/04                                         $   13,233
Balance Sept 30, 2004     15,142,434 $15,142  $2,373,962  ($2,890,039) $410,126   $ (90,809)

Net Loss 12/31/04                                          $  (62,852)            $ (62,852)
Balance Dec 31, 2004     ------------------------------------------------------------------
   (Not Reviewed)         15,142,434 $15,142  $2,373,962  ($2,952,891) $410,126   $(153,661)
===========================================================================================
</TABLE

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

BUSINESS DISCUSSION

First Quarter results for fiscal year 2005 failed to meet expectation, resulting in a loss for the quarter of $62,852.
Revenue for the first quarter 2005 was $71,239, declining from $241,260 in the comparable period the previous year. This was due principally to competitive products gaining more of a foothold within the ready mix concrete delivery industry shared by Dinet.
Moreover, the products and software providing new automated applications designed to reduce or eliminate driver required push button inputs inside the vehicle.

WDS remains committed to raising capital to fund development of next generation products and software and funding the merger with IDA
Corp., previously reported in December 2004. These events are critical to reclaiming the company's market position and reshaping the future of the company. Discussion of the merger with IDA was presented in an 8K dated 12/10/04 and under other information in
Part II of this report.

Capital Funding would be used for the development of the company's
"next generation" products and software essentially adding automation to the vehicle reporting scheme when it passes GPS location and status information from the vehicle to the customer's central office. The ready mix/construction industry has begun to incorporate automatic status reporting and GPS location information to their operations, which they acknowledge improves efficiency, increases profitability and provides a greater competitive advantage. Since WDS has nearly 400 existing customers it is management's belief that at such time as capital is raised and the next generation products and software are introduced, revenue expectations would be realized.


LIQUIDITY AND CAPITAL RESOURCES

The company's first three quarter's cash position decreased by approximately $25,180, $3,634 vs. $28,814 compared to the same period of the prior year. The cash decrease was primarily due to the decrease in accounts payable and sales. Current liabilities at 12/31/04 were $130,039 compared to $198,937 at 12/31/03. The decrease was primarily due to the decrease in accounts payable.


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

Patrick Makovec, Chairman and CEO

Mr. Makovec is currently the Chairman and CEO of Wireless Data
Solutions and has been a board member since 1987. Mr. Makovec found and completed the M & A with Distributed Networks, Inc. (DINET). Mr.
Makovec has been instrumental in the strategic planning process of Wireless Data Solutions and DINET by providing direction for capital funding and providing direction and counsel for completing an M & A.
Mr. Makovec was President of Tel Corp, a leasing company in Minnesota, and holds an MS degree in Accounting from the University of Wisconsin. Mr. Makovec holds 8% of the stock in Wireless Data
Solutions.
















Part II

Item I  LEGAL PROCEEDINGS
          (None)

Item II  CHANGES IN SECURITIES
          There were no securities issued or repurchased during the first quarter of fiscal 2005.

Item III  DEFAULTS UPON SENIOR SECURITIES
          (None)

Item IV   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (None)

Item V    OTHER INFORMATION
An agreement has been signed by the boards of Wireless Data
Solutions (traded OTC: WDSO), and IDA Corporation, a privately held company in Fargo, North Dakota, whereby the two companies would merge. The merger is conditioned upon WDS providing capital. The minimum required would be $700,000 and a maximum of 1,500,000.

The agreement caps joint discussions directed at combining the two companies to make them both stronger within the industries they serve. It is also anticipated the combination will enable them to increase market share while providing a competitive advantage in the various fields of high technology products such as: VoIP (Voice over Internet Protocol) equipment, Digital Remote Control devices, and
Fleet Mobile Data Terminal products. Products that employ GPS technology and proprietary software and that are oriented toward fleet vehicle tracking and other fleet related vehicle status reporting operation. The company's Mobile Data Terminals (MDTs) report and announce vehicle information to a dispatch location or central office using real-time wireless networks, they have the capacity to record and store all vehicle activity during the course of a workday. Management reports are then available to maximize the efficiency factor in vehicle operations and productivity, thereby providing customers with a compelling competitive advantage in the area served.

IDA Corp. has a long-standing, twenty-seven year reputation of designing and building electronic products and equipment. IDA's on site design engineering, and contract manufacturing have provided a wide variety of wireless applications used by the federal government, State/Local governments, and business entities worldwide. The company has also provided communication solutions to such companies as M/A-COM formally General Electric Radio System products, US Navy, Federal Express, NASA and Lockheed. IDA has also developed a Global Tracking Data Center, which provides information relating to automatic GPS tracking. The system is called "TRAKIT" which utilizes various wireless networks to transport asset location information. The Global Tracking Data Center, using the TRAKIT system, is also capable of providing information to various customers' control centers simultaneously via Internet based technology or a Local Area Network. This technology provides "hands on" monitoring of the desired collateral or equipment. Globally, IDA Corp. is one of only a few companies providing this service.
The company just recently finished the development of a VoIP (Voice over Internet Protocol) product, which will be marketed globally.
The final combination of the companies is contingent on WDSO shareholder approval and raising a limited amount of equity funds on or before April 30, 2005. Combined, the WDSO and IDA Corporation would expect revenues to exceed $3 million the first year.

Item VI   EXHIBITS ON REPORTS ON FORM 8-K
Notice of an agreement to merge with IDA Corporation of Fargo, dependent upon meeting certain conditions was filed on December 10, 2004.


Item VII  SUBSEQUENT EVENTS
          (None)


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




          February 25, 2004 WIRELESS DATA SOLUTIONS INC.
                                               /S/ Patrick Makovec


                                                   Patrick Makovec
                                                  Chairman of the Board