Form 10QSB
period 2005-03-31
WIRELESS DATA SOLUTIONS INC
filed 2005-08-02
CIK 1043473

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
Form 10QSB
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. March 31,2005
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

There were 15,142,434 shares of the Issuer's common stock outstanding as of March 31, 2005.









Table of Contents


Part I


Item I Financial Statements


Item II Management's Discussion and Analysis or plan of Operation.


Part II


Item I  Legal Proceedings


Item II Changes in Securities


Item III Defaults upon Senior Securities


Item IV  Submission of Matters to a vote of security holders


Item V  Other Information


Item VI  Exhibits on Reports on Form 8K


Item VII  Subsequent Events













































                  WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                       Consolidated Financial Statements
                     For the Six Months Ended March 31,2005
                                (Not Reviewed)































ITEM I

                  WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                March 31, 2005

                                    Assets             03/31/05     03/31/04
                                                     (Not Reviewed)(Not Reviewed)
Current Assets
      Cash and Cash Equivalents                          $2,961     $12,582
      Trade Accounts Receivable, net of
      Estimated Allowance for doubtful
      Accounts of $54,053                                32,277      68,147
      Inventory                                          70,300      72,044
      Prepaid Expenses                                      286         286
	Due from Amanda Hupila					      175	     -
	Due from Amanda Merrick						570	     -
                                                      ---------   ---------
              Total Current Assets                     $107,569    $153,059
                                                      ---------   ---------
Property and Equipment
      Office Fixtures and Equipment                      59,155      59,155
      Leasehold Improvements                             12,894      12,894
                                                      ---------   ---------
                                                         72,049      72,049

      Less:  Accumulated Depreciation                    70,682      67,594
                                                      ---------   ---------
             Net Property and Equipment                   1,366       4,455
                                                      ---------   ---------
Other Assets

      Security Deposits                                   4,978       4,978
                                                      ---------   ---------

              Total Assets                             $113,913    $162,492
                                                      =========   =========

              Liabilities and Stockholder's Equity (Deficiency)
Current Liabilities:
   Note Payable to Stockholder                          $50,000     $50,000
   Accounts Payable and Accrued Expenses                 50,167      72,194
   Advance from customers                                  -           -
   Other Current Liabilities                             30,958      34,839
                                                      ---------   ---------
              Total Current Liabilities                 131,125     157,033

Other Liabilities:
Due to officers                                          57,981      37,027
Other Liabilities							   35,280	     -
                                                      ---------   ---------
                 Total Liabilities                      224,386     194,060
                                                      ---------   ---------
Minority Interests in consolidated subsidiaries          20,000      20,000
                                                      ---------   ---------
Commitment and Contingencies

Stockholders Equity
   Preferred Stock, $.002 par value; 3,000,000 shares
   Authorized; no shares issued or outstanding              -           -
   Common Stock, $.001 par value; 25,000,000 shares
   Authorized; 15,142,434 issued                          15,142      15,142
   Common Stock to be issued                             410,126     410,126
   Additional Paid in Capital                          2,373,962   2,373,962
   Accumulated Deficit                                (2,992,554) (2,851,538)
                                                      ----------   ---------
         Total Stockholder's Deficiency                  (51,568)    (52,308)
                                                      ----------  ----------
   Total Liabilities and Stockholder Deficiency         $113,913    $206,826
                                                      ==========  ==========

                 WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations
                   For the Six Months Ended March 31, 2005

                                                      03/31/05      03/31/04
                                                    (Not Reviewed)(Not Reviewed)
Revenue
   Net Product Sales                                   $169,483    $371,499
   Repairs and Maintenance                               16,965      24,625
   Engineering Services                                   3,250      26,871
                                                     ----------   ---------
                         Total Revenue                 $189,698    $422,995

Cost of Sales                                           $87,630    $155,171
                                                     ----------   ---------
Gross Profit                                            102,069     267,824

Operating Expenses                                      139,231     218,232
                                                     ----------   ---------
Operating Income (loss)                                 (37,162)     49,592
                                                     ----------   ---------
Other Income (Expense):
Miscellaneous Income                                 -          5,550
Dividend Income                                      -              1
      Interest Expense                                    2,500      (2,671)
      Interest Income                                      -              3
                                                     ----------   ---------
Total Other Income (Expense)                               -         (2,883)
Provision for Income Tax                                   -           -
                                                     ----------   ---------

Net Gain or Loss                                       $(39,662)   $52,475
                                                     ==========   =========
Basic and diluted earnings (loss)
                per common share                          $.004      $.003
                                                     ----------   ---------
Weighted Average Common Shares Outstanding           15,142,434  15,142,434
                                                     ==========  ==========

               WIRELESS DATA SOLUTIONS, INC.  AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
              For the Six Months Ended March 31, 2005 and 2004

                                                        2005         2004
                                                    (Not Reviewed)(Not Reviewed)
Cash Provided by (used in)

Operating Activities:
           Net Income (loss)                            (39,662)     52,475
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
   Depreciation                                          70,682       1,978
   Issuance of common stock for services                   -           -
(Increase) Decrease in Assets:
   Security Deposits                                      4,978          95
   Accounts Receivable                                   33,277     (47,845)
   Inventory                                             70,300        (943)
   Prepaid expenses and other assets                      1,031       2,422
Increase (decrease) in liabilities:
   Accounts Payable and Accrued Expenses                115,964     (23,852)
   Due to Officers                                      (57,981)      4,858
   Advances from Customers                                 -           -
   Other Current liabilities                                441        -
   Net Cash provided by (used in)                     ---------   ---------
    Operating activities:                                (3,045)    (10,812)
                                                      ---------   ---------
Cash Flows from Financing Activities:
   Advance to Officers                                     -           -
                                                      ---------   ---------
      Net Cash provided by financing activities            -           -
                                                      ---------   ---------
   Net increase (decrease) in
            Cash and Cash Equivalents                    (3,046)    (10,812)

Cash and Cash equivalents, beginning of period            6,007      23,395
                                                      ---------   ---------
   Cash and Cash equivalents, end of period              $2,961     $12,583
                                                      =========   =========











                                          WIRELESS DATA SOLUTIONS
                       Consolidated Statement of Changes in Stockholders Equity
                                 For the Six Months Ended March 31, 2005
                                                Common Stock
                                                ------------
                          Number               Additional               Common
                          Of                   Paid-In     Accumulated  Stock To
                          Shares      Amount   Capital     Deficit      be Issued  Total
                          ------------------------------------------------------------------
Balance Sept 30,2003      15,142,434 $15,142  $2,373,962  ($2,903,272) $410,126   $(104,042)
(Unaudited)               ------------------------------------------------------------------

Net Profit 9/30/04                                         $   13,233
Balance Sept 30, 2004     15,142,434 $15,142  $2,373,962  ($2,890,039) $410,126   $ (90,809)

Net Loss 03/31/05                                          $  (39,663)            $ (39,663)
Balance Mar 31, 2005     ------------------------------------------------------------------
   (Not Reviewed)         15,142,434 $15,142  $2,373,962  ($2,992,554) $410,126   $(193,324)
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

BUSINESS DISCUSSION

The 2nd Quarter results for fiscal year 2005 netted a gain of $23,189, resulting in a loss for the first half of $39,663. Revenue for the first half of 2005 was $189,698, declining from $422,995 in the comparable period the previous year. This was due principally to competitive products gaining more of a foothold within the ready mix concrete delivery industry shared by Dinet. Moreover, the products and software providing new automated applications designed to reduce or eliminate driver required push button inputs inside the vehicle.

WDS remains committed to raising capital to fund the merger with IDA
Corp. previously reported in December 2004.  Also, it would enable
WDS to acquire new technology. These events are critical to reclaiming the company's market position and reshaping the future of the company. Discussion of the merger with IDA was presented in an 8K dated 12/10/04 and under other information in Part II of this report.



LIQUIDITY AND CAPITAL RESOURCES

The company's cash position at 3/31/05 decreased by approximately
$10,604, $1,979 vs. $12,583 compared to the same period of the prior year. The cash decrease was primarily due to the decrease in sales.
Current liabilities at 03/31/05 were $131,125 compared to $157,033 at 03/31/04.

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

Patrick Makovec, Chairman and CEO

Mr. Makovec is currently the Chairman and CEO of Wireless Data
Solutions and has been a board member since 1987. Mr. Makovec found and completed the M & A with Distributed Networks, Inc. (DINET). Mr.
Makovec has been instrumental in the strategic planning process of Wireless Data Solutions and DINET by providing direction for capital funding and providing direction and counsel for completing an M & A.
Mr. Makovec was President of Tel Corp., a leasing company in Minnesota, and holds an MS degree in Accounting from the University of Wisconsin. Mr. Makovec holds 8% of the stock in Wireless Data
Solutions.
















Part II

Item I  LEGAL PROCEEDINGS
          (None)

Item II  CHANGES IN SECURITIES
          There were no securities issued or repurchased during the second quarter of fiscal 2005.

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


Item VII  SUBSEQUENT EVENTS
Subsequent to March 31, the agreement between Wireless Data and IDA of Fargo expired. At the time of this filing the parties are engaging in talks to renew the arrangement.


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