Form 10QSB
period 2005-06-30
WIRELESS DATA SOLUTIONS INC
filed 2005-08-23
CIK 1043473

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
Form 10QSB
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. June 30,2005
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

There were 15,642,434 shares of the Issuer's common stock outstanding as of June 30, 2005.









Table of Contents


Part I


Item I Financial Statements


Item II Management's Discussion and Analysis or plan of Operation.


Part II


Item I  Legal Proceedings


Item II Changes in Securities


Item III Defaults upon Senior Securities


Item IV  Submission of Matters to a vote of security holders


Item V  Other Information


Item VI  Exhibits on Reports on Form 8K


Item VII  Subsequent Events













































                  WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                       Consolidated Financial Statements
                     For the Nine Months Ended June 30,2005
                                (Not Reviewed)































ITEM I

                  WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                June 30, 2005

                                    Assets             06/30/05     06/30/04
                                                     (Not Reviewed)(Not Reviewed)
Current Assets
      Cash and Cash Equivalents                            $235     $15,081
      Trade Accounts Receivable, net of
      Estimated Allowance for doubtful
      Accounts of $54,053                                57,289      50,256
      Inventory                                          98,170      76,780
      Prepaid Expenses                                      286         286
	Due from Amanda Hupila					      175	     -
	Due from Amanda Merrick						594	     -
                                                      ---------   ---------
              Total Current Assets                     $156,749    $142,403
                                                      ---------   ---------
Property and Equipment
      Office Fixtures and Equipment                      59,155      59,155
      Leasehold Improvements                             12,894      12,894
                                                      ---------   ---------
                                                         72,049      72,049

      Less:  Accumulated Depreciation                    71,454      68,366
                                                      ---------   ---------
             Net Property and Equipment                     594       3,683
                                                      ---------   ---------
Other Assets

      Security Deposits                                   4,978       4,977
                                                      ---------   ---------

              Total Assets                             $162,321    $151,063
                                                      =========   =========

              Liabilities and Stockholder's Equity (Deficiency)
Current Liabilities:
   Note Payable to Stockholder                          $50,000     $50,000
   Accounts Payable and Accrued Expenses                 94,087     104,412
   Advance from customers                                  -           -
   Other Current Liabilities                             34,839      34,839
                                                      ---------   ---------
              Total Current Liabilities                 178,926     189,251

Other Liabilities:
Due to officers                                         162,425      38,295
Other Liabilities							      441	     -
                                                      ---------   ---------
                 Total Liabilities                      341,792     227,546
                                                      ---------   ---------
Minority Interests in consolidated subsidiaries          20,000      20,000
                                                      ---------   ---------
Commitment and Contingencies

Stockholders Equity
   Preferred Stock, $.002 par value; 3,000,000 shares
   Authorized; no shares issued or outstanding              -           -
   Common Stock, $.001 par value; 25,000,000 shares
   Authorized; 15,642,434 issued                          15,642      15,142
   Common Stock to be issued                             410,126     410,126
   Additional Paid in Capital                          2,378,462   2,373,962
   Accumulated Deficit                                (3,003,699) (2,895,713)
                                                      ----------   ---------
         Total Stockholder's Deficiency                 (199,470)    (96,483)
                                                      ----------  ----------
   Total Liabilities and Stockholder Deficiency         $162,321    $151,063
                                                      ==========  ==========

                 WIRELESS DATA SOLUTIONS, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations
                   For the Nine Months Ended June 30, 2005

                                                      06/30/05      06/30/04
                                                    (Not Reviewed)(Not Reviewed)
Revenue
   Net Product Sales                                   $250,002    $470,104
   Repairs and Maintenance                               26,689      32,905
   Engineering Services                                   9,442      33,851
                                                     ----------   ---------
                         Total Revenue                 $286,133    $536,860

Cost of Sales                                          $120,737    $203,256
                                                     ----------   ---------
Gross Profit                                            165,396     333,604

Operating Expenses                                      276,462     328,928
                                                     ----------   ---------
Operating Income (loss)                                (111,066)      4,676
                                                     ----------   ---------
Other Income (Expense):
Miscellaneous Income                                 -          5,550
Dividend Income                                      -              2
      Interest Expense                                    2,500      (2,671)
      Interest Income                                       (95)            3
                                                     ----------   ---------
Total Other Income (Expense)                               -         (2,884)
Provision for Income Tax                                   -           -
                                                     ----------   ---------

Net Gain or Loss                                      $(113,660)     $7,560
                                                     ==========   =========
Basic and diluted earnings (loss)
                per common share                         $(.007)      $.001
                                                     ----------   ---------
Weighted Average Common Shares Outstanding           15,309,101  15,142,434
                                                     ==========  ==========

               WIRELESS DATA SOLUTIONS, INC.  AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
              For the Nine Months Ended June 30, 2005 and 2004

                                                        2005         2004
                                                    (Not Reviewed)(Not Reviewed)
Cash Provided by (used in)

Operating Activities:
           Net Income (loss)                           (113,660)      7,560
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
   Depreciation                                           2,316       2,750
   Issuance of common stock for services                   -            -
(Increase) Decrease in Assets:
   Security Deposits                                       -             95
   Accounts Receivable                                   14,017     (29,953)
   Inventory                                            (33,728)     (5,681)
   Prepaid expenses and other assets                       (769)      2,422
Increase (decrease) in liabilities:
   Accounts Payable and Accrued Expenses                  6,034       8,366
   Due to Officers                                      114,578       6,127
   Advances from Customers                                 -           -
   Other Current liabilities                                441        -
   Net Cash provided by (used in)                     ---------   ---------
    Operating activities:                               (10,771)    (8,314)
                                                      ---------   ---------
Cash Flows from Financing Activities:
   Advance to Officers                                     -           -
                                                      ---------   ---------
      Net Cash provided by financing activities           5,000        -
                                                      ---------   ---------
   Net increase (decrease) in
            Cash and Cash Equivalents                    (5,772)    (8,314)

Cash and Cash equivalents, beginning of period            6,007      23,395
                                                      ---------   ---------
   Cash and Cash equivalents, end of period                $235     $15,081
                                                      =========   =========







                                          WIRELESS DATA SOLUTIONS
                       Consolidated Statement of Changes in Stockholders Equity
                                 For the Nine Months Ended June 30, 2005
                                                Common Stock
                                                ------------
                          Number               Additional               Common
                          Of          Common   Paid-In     Accumulated  Stock To
                          Shares      Stock    Capital     Deficit      be Issued  Total
                          ------------------------------------------------------------------
Balance Sept 30,2003      15,142,434 $15,142  $2,373,962  ($2,903,272) $410,126   $(104,042)
(Unaudited)               ------------------------------------------------------------------

Net Profit 9/30/04                                         $   13,233
Balance Sept 30, 2004     15,142,434 $15,142  $2,373,962  ($2,890,039) $410,126   $ (90,809)

Stock issued 3rd Qtr                     $500      $4,500                             $5,000
Net Loss 06/30/05            500,000                       $ (113,660)            $(113,660)
Balance June 30, 2005     ------------------------------------------------------------------
   (Not Reviewed)         15,642,434 $15,642  $2,378,462  ($3,003,699) $410,126   $(199,469)
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

BUSINESS DISCUSSION

The 3rd Quarter results for fiscal year 2005 netted a loss of $62,793.92, resulting in a loss for the first half of $102,456.
Revenue for the first three quarters of 2005 was $286,037, declining from $536,860 in the comparable period the previous year. This was due principally to competitive products gaining more of a foothold within the ready mix concrete delivery industry shared by Dinet.
Moreover, the products and software providing new automated applications designed to reduce or eliminate driver required push button inputs inside the vehicle, need to be developed and implemented.

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



LIQUIDITY AND CAPITAL RESOURCES


The company's cash position at 6/30/05 decreased by approximately
$14,897, $234 vs. $15,081 compared to the same period of the prior year. The cash decrease was primarily due to the continued decline in sales. Current liabilities at 06/30/05 were $144,087 compared to $189,251 at 06/30/04.

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
















Part II

Item I  LEGAL PROCEEDINGS
          (None)

Item II  CHANGES IN SECURITIES
          There were 500,000 shares of common stock issued during the third quarter of fiscal 2005.

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

The agreement between Wireless Data and IDA of Fargo expired on April 30. At the time of this filing the parties are engaging in talks to renew the arrangement.

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




 					August 22, 2005	WIRELESS DATA SOLUTIONS INC.
                                               /S/ Patrick Makovec


                                                   Patrick Makovec
                                                  Chairman of the Board